Form 10-K
period 2016-12-31
Markham Woods Press Publishing Company, Inc.
filed 2017-03-30
CIK 1649881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File No.:  333-206079

MARKHAM WOODS PRESS PUBLISHING COMPANY, INC.

(Exact name of registrant as specified in its charter)

Florida	02-0794236
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1756 SADDLEBACK RIDGE ROAD

APOPKA, FLORIDA 32703

(Address of principal executive offices)

Registrant’s telephone number, including area code:     407.875.0123

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant has (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐          Accelerated filer  ☐              Non-accelerated filer ☐             Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter ended June 30, 2016. For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

As of June 30, 2016, there were no shares of voting or non-voting common equity held by non-affiliates, nor were any such shares listed on any stock exchange or trading platform for sale, meaning that any shares of common equity do not have any publicly stated bid and ask price. All issued and outstanding shares of voting and non-voting common equity are held by the registrant’s sole officer and director, Donna Rayburn.

The number of shares outstanding of the Registrant’s Common Stock as of March 30, 2017 is 30,000,100.

DOCUMENTS INCORPORATED BY REFERENCE:

Form S-1/A Amended Registration Statement, filed January 6, 2017

INTRODUCTORY COMMENT

This Annual Report on Form 10-K ("Annual Report"), in particular the Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein ("MD&A") contains certain "forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give expectations or forecasts of future events. The reader can identify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. They use words such as "believe(s)," "goal(s)," "target(s)," "estimate(s)," "anticipate(s)," "forecast(s)," "project(s)," (plan(s)," "intend(s)," "expect(s)," "might," may" and other words and terms of similar meaning in connection with a discussion of future operating, financial performance or financial condition. Forward-looking statements, in particular include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends of operations and financial results.

Any or all forward-looking statements may turn out to be wrong, and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report. These statements are based on current expectations and current the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company's actual results and financial condition. The reader should consider the following list of general factors that could affect the Company's future results and financial condition.

Among the general factors that could cause actual results and financial condition to differ materially from estimated results and financial condition are:

•	The success or failure of management's efforts to implement its business strategy
•	The ability of the Company to raise sufficient capital to meet operating requirements
•	The uncertainty of consumer demand for our services;
•	The ability of the Company to compete with major established publishers;
•	New competitors and the development of new services by new and existing competitors;
•	Absolute and relative performance of our services;
•	The effect of changing economic conditions;
•	The ability of the Company to attract and retain quality employees and management over time;

•	The current global economic climate; and
•	Other risks which may be described in future filings with the U.S. Securities and Exchange Commission ("SEC").

No assurances can be given that the results contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable. We assume no obligation to publicly correct or update any forward-looking statements as a result of events or developments subsequent to the date of this Annual Report. The reader is advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC.

PART I

ITEM 1.          BUSINESS.

Corporate Overview and History of Markham Woods Press Publishing Company, Inc.

We were originally incorporated as Markham Woods Press Publishing Co., Inc., (the “Company”) in the State of Florida on December 15, 2006, solely to be the publisher of the online business magazine, “Opportunist Magazine”, http://opportunistmagazine.com, published in the United States for an intended global audience.

The magazine was originally founded by us over ten years ago as a hardcopy, print edition distributed nationally through the mail to a broad range of investor-subscribers. Over the years, we have finetuned our editorial policy and evolved our publication into an electronic edition which is published every day. Periodically we publish special print editions that are available on a limited basis to our subscribers or the general public through magazine distribution organizations in major U.S. markets.

Business of Markham Woods Press Publishing Company, Inc.

As stated above, the Company exists solely to be the publisher of the online business magazine, “Opportunist Magazine”, http://opportunistmagazine.com, published in the United States for an intended global audience.

The editorial mission of the Opportunist Magazine is to be a platform for small cap companies to tell their story to potential investors. Each issue includes informative and educational articles on many subjects of interest to the financial community and includes numerous resources for the investing public.

There are more than 20,000 publicly traded companies in the United States. The top 200 companies receive 90% of the coverage that investors use to make investment decisions. Additionally, these giant companies can afford to have enormous investor relations budgets with full time staff and consultants dedicated to getting their stories out. Small cap companies which by definition have far fewer resources, have to take a different approach. The Opportunist Magazine provides these small companies with a fresh, focused and new way to get their “story” in front of investors and the broader investment community.

As an online magazine, our business model is to generate revenues from advertising sales and from the placement of advertiser-paid-for (and so identified) “advertorials” and “executive feature profiles” that are a combination of editorial and brand building coverage on the advertiser. Moreover, we generate expanded online distribution through links with other investor-oriented online magazine websites, such as “Money TV” and participation in affiliate programs. Although we seek additional links to expand our distribution, our internal policy is to be highly selective and conservative on whom such “marketing partners” are since we don’t want our audience exposed to types of solicitation that they would find unwelcome.

We intend to offer our reader numerous bonus free features such as individual stock quotes (time delayed), and the ability to receive our free newsletter via “opt-in”. We also feature rotating banner and other forms of display advertising (including ad feeds such as Google AdSense) that have direct links to provide our readers with related products and services.

Each of our editions begins with a cover story “feature article” of broad reader appeal, and continues with “News or Views” and featured company profiles. The magazine also provides “expert” articles of an informative nature, many times written by experts in their field, such as securities attorneys, financial advisors and public accountants.

We currently do not have subscribers to our magazine, as it is provided online for free. We also currently do not sell advertising in our online magazine or provide a newsletter. However, within approximately six months after this filing becomes effective, we plan on shifting towards a business model in which we charge a subscription fee. At that time, we will begin selling advertising in our magazine and providing newsletters to subscribers. The Company’s budget to accomplish the foregoing is $38,000. At this time, we have not yet determined the amount we intend to charge for subscriptions or the types of subscriptions we intend to offer.

EDITORIAL POLICY AND APPROACH

Feature Articles

Our feature articles of 500 to 1000 words are researched and written by outside professionals in their respective fields, and frequently have interview subjects who are well-known business leaders, business media commentators, or business celebrities.

In addition, we encourage our readers to write and submit articles and commentary on matters that would be of interest to our readers. Such submissions are carefully reviewed by our editorial staff, and if accepted, go to publication. The two editors of our magazine are currently Donna Rayburn and Leslie Stone.

News and Views

“News or Views” on current happenings are written by our editors and supplemented by articles written by other professionals. Also, all our readers are encouraged to submit articles of 50 to 300 words for this section. All reader provided articles are carefully vetted by our editorial staff before publication.

Featured Companies

Each of our online issues currently has up to 15 featured company or company executive profiles in it, each of which includes photography or graphic illustration as approved by the company. Each company pays us a fee for their feature to appear for at least 30 days. Therefore, these features should be regarded as a form of advertising, or “advertorial.” All fees paid will be disclosed in each issue’s “Disclaimer” section. All feature stories on companies are compiled using readily public information from stock exchanges, press releases, public filings, and elsewhere and reviewed and verified by each company’s management before publication. Readers, at no additional charge, have the option of being notified instantly via email, iPhone or iPad of new press releases or other just released information on companies that they are following.

Opportunist only accepts cash for such features. As a matter of corporate policy, the publication and its staff are prohibited from buying or selling securities in any company featured in the publication.

INDUSTRIES AND VERTICAL MARKETS SERVED

The Opportunist Magazine focuses on specific vertical sectors of industries that our research indicates are of interest to our readers. Currently, we have divided the sections in the magazine under the headings of:

•	Biotechnology
•	Energy
•	Financial and Financial Services
•	General Business
•	Media and Entertainment
•	Medical
•	Mining & Mineral, Oil and Gas Exploration and Development
•	Real estate, and
•	Technology

Such section headings may change from time to time at our discretion.

Within these sections, our strategic intent is to showcase specific micro and small cap companies that our editors believe are currently newsworthy or which have requested coverage from us and that we believe deserve such coverage. Since we are an online publication, or audience may be considered global, with a concentration in the U.S. and Canada. Because of this vast online presence, going forward we will strategically link our online magazine website to other online magazine websites/publications serving the same or similar industry sectors on which our coverage is focused. Our goal is to achieve “top of mind” awareness for our showcased micro and small cap companies in each of their respective industries.

TARGET AUDIENCES

United States, Canada, and to a lesser extent worldwide, with an average annual household income exceeding $150,000:

•	Corporate Leaders and Managers
•	Entrepreneurs and Small Business Owners
•	Professionals and Consultants
•	Industry Opinion Leaders and Thought Leaders
•	Finance and Investment Decision Makers, Accredited Investors
•	Brokers, Traders and Investment Bankers and Investment Companies

Our long term goal is to have Opportunist Magazine visited on a regular basis several times per month by each of over one million (1,000,000) of our target audience.

MARKETING STRATEGY AND ADVERTISING SALES DEVELOPMENT

Our marketing goal is to develop Opportunist Magazine as a leading online provider of fast breaking business news and market information for investors and others in our target audiences, and to be the source for connecting investors, micro and small cap companies, and business professionals online with one another and our editorial experts.

In order to achieve our marketing goal, we will provide our audience with access to multiple communications channels such as newsletters, podcasts, blogs, videos, and more, that provide immediate value to their everyday business decisions.

To deliver these channels we intend to invest in the development of a state-of-the-art online magazine website that can be accessed by either computer or smartphone. Moreover, to promote our online magazine website and its services/channels, we are using the latest advances in Search-Engine-Optimization (“SEO”) technology and affiliate distribution.

Going forward, we plan to use a range of methodologies in gain visitations to our online magazine website, including email solicitations, podcast radio, and news releases on subjects pertinent to the interests of our target audiences. In addition, we will sell email advertising to be contained within our email messages and links.

The traffic gain in visitors to our online magazine website will provide us with the opportunity to solicit more and more new “paid” advertisers and increase the frequency of paid advertising by our existing advertisers. As is customary in the publishing community, we will offer new advertisers various price and placement frequency incentives to demonstrate sustained value to them from their advertising.

We are confident that by focusing on content germane to our target audiences and “getting the word out” about who we are and what we are doing, that our readership will increase many fold and the advertising revenues will follow.

ITEM 1A.       RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities.  The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment.

Risks Relating to Our Business

There is uncertainty regarding our ability to continue as a going concern, indicating the possibility that we may be required to curtail or discontinue our operations in the future. If we discontinue our operations, you may lose all of your investment.

We have incurred an accumulated deficit of $860,684 as of December 31, 2016 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. We anticipate that our current cash assets will be extinguished by December 31, 2016. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. If we are unable to obtain additional financing from outside sources and eventually produce enough revenues, we may be forced to sell our assets, or curtail or discontinue our operations. If this happens, you could lose all or part of your investment.

We are in an early stage of development. If we are not able to develop out business as anticipated, we may not be able to generate revenues or achieve profitability and you may lose your investment.

We were incorporated on December 15, 2006. Our online magazine website, which we intend to be our sole vehicle for generating revenues, is incomplete. We have no customers, and we have not earned any revenues to date. Our business prospects are difficult to predict because of our limited operating history, early stage of development, and unproven business strategy. Our primary business activities will be focused on the development of our online magazine website. Although we believe that our business plan has significant profit potential, we may not attain profitable operations and our management may not succeed in realizing our business objectives. If we are not able to develop out business as anticipated, we may not be able to generate revenues or achieve profitability and you may lose your investment.

We expect to suffer losses in the immediate future that may cause us to curtail or discontinue our operations.

We expect to incur operating losses in future periods. These losses will occur because we do not yet have any revenues to offset the expenses associated with the development of our online magazine website and our business operations, generally. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will almost certainly fail.

We have limited sales and marketing experience, which increases the risk that our business will fail.

Our officers, who will be responsible for marketing our online magazine website to potential users, have no experience in the social media or internet industries, and have only nominal sales and marketing experience. Further, we have budgeted only $10,000 toward sales and marketing efforts over the next 12 months, which by industry standards is a very limited amount of capital with which to launch our effort. Given the relatively small marketing budget and limited experience of our officers, there can be no assurance that such efforts will be successful. Further, if our initial efforts to create a market for our online magazine website are not successful, there can be no assurance that we will be able to attract and retain qualified individuals with marketing and sales expertise to attract subscribers to our online magazine website. Our future success will depend, among other factors, upon whether our services can be sold at a profitable price and the extent to which consumers acquire, adopt, and continue to use them. There can be no assurance that our online magazine website will gain wide acceptance in its targeted markets or that we will be able to effectively market our services.

We may not be able to execute our business plan or stay in business without additional funding.

Our ability to generate future operating revenues depends in part on whether we can obtain the financing necessary to implement our business plan. We will likely require additional financing through the issuance of debt and/or equity in order to establish profitable operations, and such financing may not be forthcoming. As widely reported, the global and domestic financial markets have been extremely volatile in recent months. If such conditions and constraints continue or if there is no investor appetite to finance our specific business, we may not be able to acquire additional financing through credit markets or equity markets. Even if additional financing is available, it may not be available on terms favorable to us. At this time, we have not identified or secured sources of additional financing. Our failure to secure additional financing when it becomes required will have an adverse effect on our ability to remain in business.

If our estimates related to future expenditures are erroneous or inaccurate, our business will fail and you could lose your entire investment.

Our success is dependent in part upon the accuracy of our management’s estimates of our future cost expenditures for legal and accounting services (including those we expect to incur as a publicly reporting company), for online magazine website marketing and development expenses, and for administrative expenses, which management estimates to be approximately between $25,000 and $45,000 over the next twelve months. If such estimates are erroneous or inaccurate, or if we encounter unforeseen costs, we may not be able to carry out our business plan, which could result in the failure of our business and the loss of your entire investment.

Our auditor has raised substantial doubts about our ability to continue as a going concern and if we are unable to continue our business, our shares may have little or no value.

The company’s ability to become a profitable operating company is dependent upon its ability to generate revenues and/or obtain financing adequate to fulfill its research and market introduction activities, and achieving a level of revenues adequate to support our cost structure has raised substantial doubts about our ability to continue as a going concern. We plan to attempt to raise additional equity capital by selling shares in this offering and, if necessary, through one or more private placement or public offerings. However, the doubts raised, relating to our ability to continue as a going concern, may make our shares an unattractive investment for potential investors. These factors, among others, may make it difficult to raise any additional capital.

We will need to achieve commercial acceptance of our applications to generate revenues and achieve profitability.

Even if our development yields technologically superior sites, we may not successfully develop commercial sites, and even if we do, we may not do so on a timely basis. We cannot predict when significant commercial market acceptance for our sites and the affiliated products sold thereon will develop, if at all, and we cannot reliably estimate the projected size of any such potential market. If markets fail to accept our magazine, we may not be able to generate revenues from the commercial application of our technologies. Our revenue growth and achievement of profitability will depend substantially on our ability to introduce new products that are accepted by customers. If we are unable to cost effectively achieve acceptance of our sites by customers, or if the associated products do not achieve wide market acceptance, our business will be materially and adversely affected.

We will need to establish additional relationships with collaborative and development partners to fully develop and market our sites.

We do not possess all of the resources necessary to develop and commercialize sites and related products on a mass scale. Unless we expand our development capacity and enhance our internal marketing, we will need to make appropriate arrangements with collaborative affiliates to develop and commercialize our site.

Collaborations may allow us to:

•	generate cash flow and revenue;
•	offset some of the costs associated with our internal development; and
•	successfully commercialize our site.

If we need, but do not find appropriate affiliate arrangements, our ability to develop and commercialize our site could be adversely affected. Even if we are able to find collaborative partners, the overall success of the development and commercialization of our site will depend largely on the efforts of other parties and is beyond our control. In addition, in the event we pursue our commercialization strategy through collaboration, there are a variety of attendant technical, business and legal risks, including:

•	a development partner would likely gain access to our proprietary information, potentially enabling the partner to develop sites and affiliate products without us or design around our intellectual property;
•	we may not be able to control the amount and timing of resources that our collaborators may be willing or able to devote to the development or commercialization of our sites and affiliate products, or to their marketing and distribution; and
•	disputes may arise between us and our collaborators that result in the delay or termination of the development or commercialization of our sites or marketing or that result in costly litigation or arbitration that diverts our management’s resources.

The occurrence of any of the above risks could impair our ability to generate revenues and harm our business and financial condition.

Any significant disruption in our online magazine website presence could result in a loss of customers.

Our plans call for our customers to access our service through our online magazine website. Our reputation and ability to attract, retain and serve our customers will be dependent upon the reliable performance of our online magazine website, network infrastructure and fulfillment processes (how we deliver services purchased by our customers). Prolonged or frequent interruptions in any of these systems could make our online magazine website unavailable or unusable, which could diminish the overall attractiveness of our subscription service to existing and potential customers.

Our servers will likely be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions and delays in our service and operations and loss, misuse or theft of data. It is likely that our online magazine website will periodically experience directed attacks intended to cause a disruption in service, which is not uncommon for web-based businesses. Any attempts by hackers to disrupt our online magazine website service or our internal systems, if successful, could harm our business, be expensive to remedy and damage our reputation. Efforts to prevent hackers from entering our computer systems are expensive to implement and may limit the functionality of our services. Any significant disruption to our online magazine website or internal computer systems could result in a loss of subscribers and adversely affect our business and results of operations.

Our site may be displaced by newer technology.

The Internet and job seeking industries are undergoing rapid and significant technological change. Third parties may succeed in developing or marketing technologies and products that are more effective than those developed or marketed by us, or that would make our technology and sites obsolete or noncompetitive. Accordingly, our success will depend, in part, on our ability to respond quickly to technological changes through the development and introduction of new sites and products. We may not have the resources to do this. If our sites or product candidates become obsolete and our efforts to secure and develop new products and sites do not result in any commercially successful sites or products, our sales and revenues will decline.

We are in a competitive market which could impact our ability to gain market share which could harm our financial performance.

The business of being a platform for small cap companies to tell their story to potential investors is very competitive. Barriers to entry on the Internet are relatively low, and we face competitive pressures from companies anxious to join this niche. There are a number of successful online magazine websites operated by proven companies that offer similar niche platforms, which may prevent us from gaining enough market share to become successful. These competitors have existing customers that may form a large part of our targeted client base, and such clients may be hesitant to switch over from already established competitors to our service. If we cannot gain enough market share, our business and our financial performance will be adversely affected.

We are a small company with limited resources relative to our competitors and we may not be able to compete effectively.

The niche job search service online magazine websites of our competitors have longer operating histories, greater resources and name recognition, and a larger base of customers than we have. As a result, these competitors will have greater credibility with our potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion, and sale of their services than we may be able to devote to our services. Therefore, we may not be able to compete effectively and our business may fail.

The loss of the services of either of our officers or our failure to timely identify and retain competent personnel could negatively impact our ability to develop our online magazine website and sell our services.

The development of our online magazine website and the marketing of our services will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officer, Donna Rayburn who is developing our business, and on our ability to identify and retain competent consultants and employees with the skills required to execute our business objectives. The loss of the services of either of our officers or our failure to timely identify and retain competent personnel could negatively impact our ability to develop our online magazine website and sell our services, which could adversely affect our financial results and impair our growth.

Our officer and director have conflicts of interest in that they have other time commitments that will prevent them from devoting fulltime to our operations, which may affect our operations.

Because our officer and director, who are responsible for all our business activities, do not devote their full working time to operation and management of us, the implementation of our business plans may be impeded. Our officer and director have other obligations and time commitments, which will slow our operations and may reduce our financial results and as a result, we may not be able to continue with our operations. Additionally, when they become unable to handle the daily operations on their own, we may not be able to hire additional qualified personnel to replace them in a timely manner. If this event should occur, we may not be able to reach profitability, which might result in the loss of some or all of your investment in our common stock.

Our financial results may vary significantly from period-to-period which may lead to volatility in our stock price.

The size and timing of our potential revenue from sales to our customers is difficult to predict. Our revenues in each period may also vary significantly. If our revenue falls below our expectations or is delayed in any period, we may not be able to proportionately reduce our operating expenses for that period, which could have long-term implications on our ability to operate profitably.

Our profitability from period-to-period may also vary significantly. Therefore, we believe that quarter-to-quarter comparisons of our operating results cannot necessarily be relied upon to be meaningful and that these comparisons cannot be relied upon as indicators of future performance.

Failure to achieve and maintain effective internal controls could have a material adverse effect on our operations and our stock price.

We are subject to Section 404 of the Sarbanes-Oxley Act of 2002, which requires an annual management assessment of the effectiveness of our internal control over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports, and failure to achieve and maintain effective internal controls over financial reporting could cause investors to lose confidence in our operating results, and could have a material adverse effect on our business and on the price of our common stock. Because of our status as a smaller reporting company registrant as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the independent registered public accounting firm auditing our financial statements has not been required to attest to, and report on, the effectiveness of our internal control over financial reporting.

If we fail to attract and retain key personnel, or to retain our executive management team, we may be unable to successfully develop or commercialize our services.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified managerial personnel. We are highly dependent upon our executive management team. The loss of the services of any one or more of the members of our executive management team could delay or prevent the successful completion of some of our development and commercialization objectives.

Recruiting and retaining qualified sales and marketing personnel is critical to our success. We may not be able to attract and retain these personnel on terms acceptable to us. In addition, we rely on consultants and advisors to assist us in formulating our development and commercialization strategy. Our consultants and advisors may also be employed by companies and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

If the estimates that we make, or the assumptions upon which we rely, in preparing our financial statements prove inaccurate, our future financial results may vary from expectations.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, stockholders’ equity, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure you, therefore, that there may not be material fluctuations between our estimates and the actual results.

A global economic downturn or recession may negatively affect our business.

A global economic downturn or recession could negatively affect our results. We cannot predict the timing or duration of the economic slowdown or recession or the timing or strength of a subsequent recovery, worldwide, or in the specific end market we serve. If the market for our services significantly deteriorates due to the economic situation, our business, financial condition or results of operations could be materially and adversely affected.

Risks Related To Our Common Stock

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There has been no public market for our securities and there can be no assurance that an active trading market for the securities offered herein will develop or be sustained after this Offering. After the effective date of the registration statement of which this prospectus is a part, we intend to identify a market maker to file an application with the Financial Industry Regulatory Authority (“FINRA”) to have our common stock quoted on the Over-The-Counter Bulletin Board. We must satisfy certain criteria in order for our application to be accepted. We may never be approved for trading on any exchange. We do not currently have a market maker willing to participate in this application process, and even if we identify a market maker, there can be no assurance as to whether we will meet the requisite criteria or that our application will be accepted. Our common stock may never be quoted on the Over-The-Counter Bulletin Board or a public market for our common stock may not materialize if it becomes quoted. If our securities are not eligible for initial or continued quotation on the Ove-The-Counter Bulletin Board or if a public trading market does not develop, purchasers of the common stock in this Offering may have difficulty selling or be unable to sell their securities should they desire to do so, rendering their shares effectively worthless and resulting in a complete loss of their investment.

If we do not file a Registration Statement on Form 8A to become a mandatory reporting company under Section 12(g) of the Securities Exchange Act of 1934, we will continue as a reporting company and will not be subject to the proxy statement requirements, and our officers, directors and 10% stockholders will not be required to submit reports to the SEC on their stock ownership and stock trading activity, all of which could reduce the value of your investment and the amount of publicly available information about us.

As a result of the declared effectiveness on January 17, 2017 of our Amended Registration Statement filed January 6, 2017 on form S-1/A, as required under Section 15(d) of the Securities Exchange Act of 1934, we will file periodic reports with the Securities and Exchange Commission through December 31, 2016, At or prior to December 31, 2017, we intend voluntarily to file a registration statement on Form 8A which will subject us to all of the reporting requirements of the 1934 Act. This will require us to file quarterly and annual reports with the SEC and will also subject us to the proxy rules of the SEC. In addition, our officers, directors and 10% stockholders will be required to submit reports to the SEC on their stock ownership and stock trading activity. We are not required under Section 12(g) or otherwise to become a mandatory 1934 Act filer unless we have more than 500 shareholders and total assets of more than $10 million on December 31, 2017. If we do not file a registration statement on Form 8A at or prior to December 31, 2017, we will continue as a reporting company and will not be subject to the proxy statement requirements of the 1934 Act, and our officers, directors and 10% stockholders will not be required to submit reports to the SEC on their stock ownership and stock trading activity.

Because we will be subject to “penny stock” rules once our shares are quoted on the Over-The-Counter Bulletin Board, the level of trading activity in our stock may be reduced.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges). The penny stock rules require a broker-dealer to deliver to its customers a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market prior to carrying out a transaction in a penny stock not otherwise exempt from the rules. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules. If a trading market does develop for our common stock, these regulations will likely be applicable, and investors in our common stock may find it difficult to sell their shares.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit your ability to buy and sell our stock, which could depress our share price.

FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares, depressing our share price.

State securities laws may limit secondary trading, which may restrict the states in which you can sell the shares purchased under our Offering.

If you purchased shares of our common stock sold pursuant to our “Offering” made under our Amended Registration Statement filed on form S-1/A, January 6, 2017, you may not be able to resell the shares in a certain state unless and until the shares of our common stock are qualified for secondary trading under the applicable securities laws of such state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in such state. There can be no assurance that we will be successful in registering or qualifying our common stock for secondary trading, or identifying an available exemption for secondary trading in our common stock in every state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, our common stock in any particular state, the shares of common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the market for the common stock will be limited which could drive down the market price of our common stock and reduce the liquidity of the shares of our common stock and a stockholder’s ability to resell shares of our common stock at all or at current market prices, which could increase a stockholder’s risk of losing some or all of his investment.

If quoted, the price of our common stock may be volatile, which may substantially increase the risk that you may not be able to sell your shares at or above the price that you may pay for the shares.

Even if our shares are quoted for trading on the Over-The-Counter Bulletin Board following the successful completion of the offering per the Amended Registration Statement filed on form S-1/A, January 6, 2017, and a public market develops for our common stock, the market price of our common stock may be volatile. It may fluctuate significantly in response to the following factors:

•	variations in quarterly operating results;
•	our announcements of significant contracts and achievement of milestones;
•	our relationships with other companies or capital commitments;
•	additions or departures of key personnel;
•	sales of common stock or termination of stock transfer restrictions;
•	changes in financial estimates by securities analysts, if any; and
•	fluctuations in stock market price and volume.

Your inability to sell your shares during a decline in the price of our stock may increase losses that you may suffer as a result of your investment.

Our insiders beneficially own 100% of our issued and outstanding stock, and accordingly, have control over stockholder matters, the Company’s business and management. Because of the significant ownership position held by our executive officer and director, new investors will not be able to effect a change in our business or management.

As of March 29, 2017, our executive officer and director beneficially owns 30,000,100 shares of our common stock in the aggregate, or 100% of our issued and outstanding common stock. Ms. Donna Rayburn, our President and director, owns 100% of our issued and outstanding common stock. Following the successful completion of the “Offering” per the Amended Registration Statement filed on form S-1/A, January 6, 2017 which was declared “Effective” on January 17, 2017, if:

•	the Maximum Offering offered pursuant to this prospectus is sold, Donna Rayburn will own approximately 95% of our issued and outstanding common stock.

As a result, our executive officer and director will have significant influence to:

•	control the election and composition of our board of directors;
•	amend or prevent any amendment of our articles of incorporation or bylaws;
•	effect or prevent a merger, sale of assets or other corporate transaction; and
•	affect the outcome of any other matter submitted to the stockholders for vote.

Moreover, because of the significant ownership position held by our executive officer and director, new investors will not be able to effect a change in our business or management, and therefore, shareholders would be subject to decisions made by our officer and director in their capacity as managers or as majority shareholders.

In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

We arbitrarily determined the price of the shares of our common stock to be sold pursuant to this prospectus, and such price does not reflect the actual market price for the securities. Consequently, there is an increased risk that you may not be able to resell our common stock at the price you bought it for.

The initial offering price of $0.04 per share of the common stock offered pursuant to the Amended Registration Statement filed on form S-1/A, January 6, 2017, and declared “Effective” on January 17, 2017 (the “Offering”), was determined by us arbitrarily. The price is not based on our financial condition or prospects, on the market prices of securities of comparable publicly traded companies, on financial and operating information of companies engaged in similar activities to ours, or on general conditions of the securities market. The price may not be indicative of the future market price, if any, for our common stock in the trading market. If the market price for our stock drops below the price which you paid in the Offering, you may not be able to resell out common stock at the price for which you bought it.

The stock market has experienced extreme price and volume fluctuations and if we face a class action suit due to the volatility of the price of our common stock, regardless of the outcome, such litigation may have an adverse impact on our financial condition and business operations.

The market price of the securities offered herein, if any, may decline below the initial public offering price. The stock market has experienced extreme price and volume fluctuations. In the past, securities class action litigation has often been instituted against various companies following periods of volatility in the market price of their securities. If instituted against us, regardless of the outcome, such litigation would result in substantial costs and a diversion of management’s attention and resources, which would increase our operating expenses and affect our financial condition and business operations.

Because we do not intend to pay any dividends on our common stock; holders of our common stock must rely on stock appreciation for any return on their investment.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Accordingly, holders of our common stock will have to rely on capital appreciation, if any, to earn a return on their investment in our common stock.

The sale of our common stock pursuant to our Offering or any future additional issuances of our common stock may dilute existing shareholders.

We are authorized to issue up to 200,000,000 shares of common stock, of which 30,000,100 shares are issued and outstanding as of the date of this filing. We will issue up to 1,500,000 shares of our common stock pursuant to the successful completion of our “Offering” per the Amended Registration Statement filed on form S-1/A, January 6, 2017, and declared “Effective” on January 17, 2017. Our Board of Directors has the authority, without the consent of any of our stockholders, to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges attached to such shares. The sale of our common stock pursuant to this Offering, and any future additional issuances of our common stock will result in immediate dilution to our existing shareholders’ interests, which may have a dilutive impact on our existing shareholders, and could negatively affect the value of your shares.

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Recent federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements; others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and NASDAQ, are those that address the board of Directors independence, audit committee oversight, and the adoption of a code of ethics. While our Board of Directors has adopted a Code of Ethics and Business Conduct, we have not yet adopted any of these corporate governance measures, and since our securities are not listed on a national securities exchange or NASDAQ, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees, may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

If we fail to comply with the rules under the Sarbanes-Oxley act related to accounting controls and procedures or if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. We are in the process of documenting and testing our internal control procedures, and we may identify material weaknesses in our internal control over financial reporting and other deficiencies. If material weaknesses and deficiencies are detected, it could cause investors to lose confidence in our Company and result in a decline in our stock price and consequently affect our financial condition. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

Our common stock may be thinly traded, liquidity limited, and we may be unable to obtain listing of our common stock on a more liquid market.

Our common stock is quoted on the OTC which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the Nasdaq National Market or SmallCap Market). There is uncertainty that we will ever be accepted for a listing on an automated quotation system or a securities exchange.

Often there is currently a limited volume of trading in our common stock, and on many days there has been no trading activity at all. The purchasers of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all.

Future sales of shares of our common stock may decrease the price for such shares.

Actual sales, or the prospect of sales by our shareholders, may have a negative effect on the market price of the shares of our common stock. We may also register certain shares of our common stock that are subject to outstanding convertible securities, if any, or reserved for issuance under our stock option plans, if any. Once such shares are registered, they can be freely sold in the public market upon exercise of the options. If any of our shareholders either individually or in the aggregate causes a large number of securities to be sold in the public market, or if the market perceives that these holders intend to sell a large number of securities, such sales or anticipated sales could result in a substantial reduction in the trading price of shares of our common stock and could also impede our ability to raise future capital.

Current shareholders will be immediately and substantially diluted upon a merger or business combination.

To the extent that additional shares of common stock are issued in connection with a merger or business combination, our shareholders could experience significant dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair our ability to raise additional capital through the sale of equity securities.

The company has not paid dividends, nor does it intend to pay dividends in the future.

The Company has paid no dividends on its Common Stock to date, and there are no plans to pay any in the foreseeable future. Initial earnings which the Company may realize, if any, will be retained to finance growth of the Company. Any future dividends, of which there can be no assurance, will be directly dependent upon the earnings of the Company, its financial requirements and other factors.

Our common stock may be subject to price volatility unrelated to our operations.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Securities analysts may not provide coverage of our common stock or may issue negative reports, which may have a negative impact on the market price of our common stock.

Securities analysts have not historically provided research coverage of our common stock and may elect not to do so in the future. If securities analysts do not cover our common stock, the lack of research coverage may cause the market price of our common stock to decline. The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about our business. If one or more of the analysts who elects to cover us downgrades our stock, our stock price would likely decline substantially. If one or more of these analysts ceases coverage of us, we could lose visibility in the market, which in turn could cause our stock price to decline. In addition, rules mandated by the Sarbanes-Oxley Act of 2002 and a global settlement reached in 2003 between the SEC, other regulatory agencies and a number of investment banks have led to a number of fundamental changes in how analysts are reviewed and compensated. In particular, many investment banking firms are required to contract with independent financial analysts for their stock research. It may be difficult for companies such as ours, with smaller market capitalizations, to attract independent financial analysts that will cover our common stock. This could have a negative effect on the market price of our stock.

Other Risks

The elimination of monetary liability against our directors, officers and employees under Florida law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our Bylaws contain specific provisions that eliminate the liability of our directors for monetary damages to our company and shareholders, and we are prepared to give such indemnification to our directors and officers to the extent provided by Florida law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

EMPLOYEES

We have commenced only limited operations, and therefore currently have two employees other than our officer/director, who spends approximately 15 to 20 hours a week on our business as is required. Donna Rayburn is engaged with other businesses which will occupy the remainder of her working time every week. Although Ms. Rayburn is not under obligation to provide a minimum quantity of hourly services, she does not anticipate providing less than 6 hours per week of service in order to perform basic corporate maintenance and book keeping. Further details on these businesses can be found in the “Management” section below. We will consider retaining fulltime management and administrative support personnel as our business and operations increase. We do not foresee engaging fulltime management or additional administrative support personnel during the next 12 months.

BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Our Company has not been involved in any bankruptcy, receivership or any similar proceeding, and, except as set forth herein, we have not had or been a party to any material reclassifications, mergers or consolidations during the previous five (5) years.

DOMAIN NAMES - opportunistmagazine.com.

MAJOR CUSTOMERS – None at this time.

RESEARCH AND DEVELOPMENT ACTIVITIES

The Company has not performed any customer-sponsored research and development activities relating to any new services during 2015 or 2016.

ENVIRONMENTAL LAWS

We do not handle, store or transport hazardous materials or waste products. We abide by all applicable federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. We do not anticipate the cost of complying with these laws and regulations to be material.

ITEM 1B.      UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.         PROPERTIES.

We do not own interests in any real property. We currently maintain offices at 1756 Saddleback Ridge Rd., Apopka, Florida 32703. This location currently serves as our primary office for planning and implementing our business plan. This space is currently sufficient for our purposes, and we expect it to be sufficient for the foreseeable future. No rent or maintain costs were paid for use of this location through the year end of December 31, 2016. Our officers/directors do not work from this location.

ITEM 3.          LEGAL PROCEEDINGS.

There are no pending legal or governmental proceedings relating to our Company to which we are a party, and to our knowledge, there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 4.          MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of the date of this Annual Report, the Company's Common Stock is not quoted on the Over-the-Counter “Pink” or Bulletin Board Market, although a submission for such quotation is being prepared. Once the Company’s Common Stock is quoted, the market for it will be limited, volatile and sporadic and the market price could be subject to wide fluctuations in response to quarterly variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors and principal shareholders of the Company, general market trends, changes in the supply and demand for the Company's shares, and other factors.

Description of Securities

Our authorized capital stock consists of 200,000,000 shares of common stock, par value $0.01 per share, and 1,000,000 shares of preferred stock, $0.01 par value per share.  As of March 30, 2017, 30,000,100 shares of our common stock were issued and outstanding.

Common Stock    Our Articles of Incorporation provide that we are authorized to issue up to two hundred million (200,000,000) shares of common stock with a par value of $.01 per share.

Each outstanding share of common stock entitles the holder thereof to one vote per share on all matters. Stockholders do not have preemptive rights to purchase shares in any future issuance of our common stock. Upon our liquidation, dissolution or winding up, and after payment of creditors and preferred stockholders, if any, our assets will be divided pro-rata on a share-for-share basis among the holders of the shares of common stock.

The holders of shares of our common stock are entitled to dividends out of funds legally available when and as declared by our board of directors. Our board of directors has never declared a cash dividend and does not anticipate declaring any dividend in the foreseeable future. Should we decide in the future to pay dividends, our ability to do so and meet other obligations will depend on our operating results. In the event of our liquidation, dissolution or winding up, holders of our common stock are entitled to receive, ratably, the net assets available to stockholders after payment of all creditors and preferred stockholders.

Noncumulative Voting

Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in such event, the holders of the remaining shares will not be able to elect any of our directors.

Preferred Stock. Our Articles of Incorporation, as amended, also provide that we are authorized to issue up to one million (1,000,000) shares of preferred stock with a par value of $.01 per share. As of the date of this report, there are no shares of preferred stock issued and outstanding and no series of preferred stock designated. Our Board of Directors has the authority, without further action by the shareholders, to issue from time to time preferred stock in one or more series for such consideration and with such relative rights, privileges, preferences and restrictions that the Board may determine. The preferences, powers, rights and restrictions of different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions and purchase funds and other matters. The issuance of preferred stock could adversely affect the voting power or other rights of the holders of common stock.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock has not been determined yet. The transfer agent is responsible for all recordkeeping and administrative functions in connection with our issued and outstanding common stock. The Company will engage a transfer agent registered with the SEC.

Our common stock is considered a "penny stock." The application of the "penny stock" rules to our common stock could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares. The Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.

Shareholders should be aware that, according to SEC Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price.

Our management is aware of the abuses that have occurred historically in the penny stock market.

Cash Dividends

The Company has not paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our Board of Directors and will depend upon our earnings, if any, our capital requirements and financial position, our general economic and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, into the business.

Recent Sales of Unregistered Securities

On December 15, 2006, we issued 100 shares of the Company’s common stock to Donna Rayburn, our President, Secretary, Treasurer and Director, for the funds advanced for the formation of the corporation.

On July 7, 2015, we issued 30,000,000 shares of the Company’s common stock to Donna Rayburn, our sole officer and director for services rendered.

We believe that the issuances of the securities set forth above were exempt from registration as offerings completed under Regulation S of the Securities Act and the regulations promulgated thereunder. We believed that this exemption from registration was available for each transaction because each purchaser represented to us, among other things, that he was a non U.S. person as defined in Regulation S, was not acquiring the shares for the account or benefit of, directly or indirectly, any U.S. person, he had the intention to acquire the securities for investment purposes only and not with a view to or for sales in connection with any distribution thereof, and that he was sophisticated and was able to bear the risk of loss of his entire investment. Further, appropriate legends were affixed to the certificates for the securities issued in such transactions and we did not otherwise engage in distribution of these shares in the U.S.

Beneficial Ownership Chart

The following table sets forth certain information, as of the date of this Annual Report, with respect to the beneficial ownership of the outstanding common stock by: (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and investment power with respect to such shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, unless otherwise indicated.

Name of Beneficial Owner & Shares Issued and Outstanding	Number of Shares Beneficially Owned		Percentage Beneficially Owned
Common Stock (30,000,100)

Donna Rayburn 1756 Saddleback Ridge Road Apopka, Florida 32703	30,000,100	(1)	100%

5% of Greater Owners	-0-		-0-

(1)	Based on the number of shares of common stock issued and outstanding as of the date of this Annual Report.

All the above securities mentioned qualified for exemption under Section 4(2) of the Securities Act since the issuance of securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, the above shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Securities Authorized for Issuance under Equity Compensation Plans

We did not have any equity compensation plans as of December 31, 2016.  Our Board of Directors may adopt an equity compensation plan in the future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

2017 Filing of Form S-1/A Amended Registration Statement

On January 6, 2017, the Company filed an Amended Registration Statement on Form S-1/A which was declared “Effective” by the Securities and Exchange Commission (“SEC”) on January 17, 2017 (the “Amended Registration Statement”).

The Amended Registration Statement included a “Preliminary Prospectus” for an offering by the Company (the Offering”) of a maximum of 1,500,000 shares (the “Maximum Offering”) of its common stock at an offering price of $0.04 per share on an “all or nothing basis”. The Maximum Offering also constitutes the minimum for this Offering. The Company will receive $60,000 if the Maximum Offering is satisfied. The funds from the Offering will not be held in escrow by an independent third party and the consideration paid will be promptly refunded to the purchaser if all of the shares are not sold by the end of the offering period. The Offering began on the date upon which the Amended Registration Statement was declared effective by the SEC, January 17, 2017, and will continue for 180 days, or until July 16, 2017. At the discretion of the Company’s management, the Company may discontinue the Offering before expiration of the 180 day period or extend the Offering for up to 90 days, or until October 14, 2017, following the expiration of the initial 180 day period. Proceeds from the sale of the shares in the Offering will be used to fund the initial stages of the Company’s business development. The Company is paying all expenses incurred in this Offering.

This Offering is a direct participation offering since the Company is offering the stock directly to the public without the participation of an underwriter. The Company’s officer and director will be solely responsible for selling shares under this Offering and no commission will be paid on any sales.

As of the date of this filing, there has been no public market for the Company’s common stock and the Company has not applied for the listing or quotation of its common stock on any public market. Moreover, the Company has arbitrarily determined this Offering’s offering price of $0.04 per share. The offering price bears no relationship to the Company’s assets, book value, earnings or any other customary investment criteria. Upon the completion of the Offering, the Company intends to seek a market maker to file an application with the Financial Industry Regulatory Authority (“FINRA”) to have its common stock quoted on the OTC Bulletin Board. The Company may never be approved for trading on any exchange. The Company currently does not have a market maker who is willing to list quotations for its common stock. There is no assurance that an active trading market for the Company’s shares will ever develop or will be sustained if developed.

As a result of this Offering as required under Section 15(d) of the Securities Exchange Act of 1934, the Company will file periodic reports with the SEC, including this Form 10K for the year ended December 31, 2016. At or prior to December 31, 2017 pending the successful completion of the Offering, the Company intends voluntarily to file a registration statement on Form 8A which will subject it to all of the reporting requirements of the 1934 Act. This will require the Company to file quarterly and annual reports with the SEC and will also subject it to the proxy rules of the SEC. In addition, our officers, directors and 10% stockholders will be required to submit reports to the SEC on their stock ownership and stock trading activity. the Company is not required under Section 12(g) or otherwise to become a mandatory 1934 Act filer unless we have more than 500 shareholders and total assets of more than $10 million on December 31, 2016.

If the Company does not file a registration statement on Form 8A at or prior to December 31, 2017 in connection with the successful completion of the Offering, it will continue as a reporting company and will not be subject to the proxy statement requirements of the 1934 Act, and its officers, directors and 10% stockholders will not be required to submit reports to the SEC on their stock ownership and stock trading activity. As a result of not filing a registration statement on Form 8A, subscribers to the Offering may experience a reduction in their shares’ value, and the amount of publicly available information about the Company.

The Company is categorized as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act and a “shell company” as defined in Rule 405 under the Securities Act.

ITEM 6.          SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview of the Markham Woods Press Publishing Company, Inc.

The Company exists solely to be the publisher of the online business magazine, “Opportunist Magazine”, http://opportunistmagazine.com, published in the United States for an intended global audience.

The magazine was originally founded by us over ten years ago as a hardcopy, print edition distributed nationally through the mail to a broad range of investor-subscribers. Over the years, we have finetuned our editorial policy and evolved our publication into an electronic edition which is published every day. Periodically we publish special print editions that are available on a limited basis to our subscribers or the general public through magazine distribution organizations in major U.S. markets.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt as to whether we can continue as an ongoing business for the next twelve months.

We do not anticipate that we will generate revenues at least until we have completed and launched our online magazine website.

Plan of Operations

We believe that revenue growth and profitability can be achieved in 2017 and maintained long term since the technical characteristics of our online delivery of the magazine should be, and remain, highly cost effective, and the incremental year-over-year growth in readership, as we expand our audience base, will present the opportunity for increases in advertising revenues which outpace incremental, associated increases in expenses.

If we are not able to sell all of the shares of our common stock pursuant to our offering made under the Amended Registration Statement filed on form S-1/A, January 6, 2017, (the “Offering”), we will not implement our business plan at all, except maintaining our reporting with the SEC and remain in good standing with the state of Florida. We will also need more funds if the costs of developing our online magazine website are greater than we have budgeted. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares We currently do not have any arrangements regarding the Offering or following the Offering for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain further financing, the successful development of our online magazine website, a successful marketing and promotion program, attracting and, further in the future, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. There are no assurances that we will be able to obtain further funds required for our continued operations. As widely reported, the global and domestic financial markets have been extremely volatile in recent months. If such conditions and constraints continue, we may not be able to acquire additional funds either through credit markets or through equity markets. Even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funds in place. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

If we are successful in selling 1,500,000 shares of common stock under the Offering we plan to execute our business plan and pursue our business objectives and goals. We will spend $10,000 on marketing and advertising during the 12 months preceding the completion of the Offering and will have minimal working capital available.

Our management does not anticipate the need to hire employees currently. However, it requires retaining the services of outside consultants to complete the development of our online magazine website.

The realization of sales revenues in the next 12 months is important in the execution of our plan of operations. However, we cannot guarantee that we will generate such revenue. If we do not produce sufficient cash flow over the next 12 months, we may need to raise additional capital by issuing additional shares of common stock in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for operations to continue.”

Results of Operations

For the year ended December 2016 we incurred a net loss of $116,992 compared to a net loss of $222,586 for the year ended December 31, 2015.

Operating Expenses:

Our operating expenses for the year ended December 31, 2016 were $31,889 compared to $152,306 for the year ended December 31, 2015. The decrease in operating expenses was primarily due to a decrease in general and administrative expenses.

We expect that our expenses will increase in the coming months as a result of an increase in operations as well as legal and accounting expenses associated with becoming a reporting company. We have budgeted that these expenses will be approximately $9,000 for the next 12 months. We will need to raise additional funds to be able to meet these expected capital requirements, but there can be no assurance that we will be able to secure the required financing. If we are not able to raise the required financing, we will not be able to develop our business plan.

Purchase or Sale of Equipment

We have not purchased or sold, and we do not expect over the next twelve months to purchase or sell, any plants or significant equipment.

Revenues

We had no revenues for the years ended December 31, 2016 or 2015. We believe that we will be able to commence the marketing of our online magazine website immediately following the public launch of our completed online magazine website, which we anticipate will be ready for public launch within 6 months following the successful completion of our Offering made under the Amended Registration Statement filed on form S-1/A, filed January 6, 2017, provided that we have correctly estimated the funds required to execute our business plan. We expect to begin generating revenues within the six months following the public launch of our online magazine website.

Interest Income:

The company had no interest income to report.

Net Loss:

Net Loss was $116,992 for the year ended December 31, 2016 compared to a net loss of $222,586 for the year ended December 31, 2015 mainly due to the decrease in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2016, we had total current assets of $10,022 consisting of cash, and total current liabilities of $780,606 This compares to December 31,2015 when our total current assets were $4,933 consisting of cash, and total current liabilities were $658,525. In the opinion of our management, additional funding is required to meet our development goals for the next twelve months. The estimated funding we require during the next twelve months period (beginning following the successful completion of our offering per the Amended Registration Statement filed on form S-1/A, January 6, 2017, the “Offering”) is between $27,500 and $47,500, which we expect to raise from the sale of our shares in our Offering. These estimated expenditures are described in detail in the Offering under the heading “Expenditures.” The length of time during which we will be able to satisfy our cash requirements depends on how quickly our company can generate revenue and how much revenue can be generated. We estimate that our current cash balances will be extinguished by April 30, 2017 provided we do not have any unanticipated expenses. Our estimate of needed capital is computed without taking into account any revenues from future operations, which are not assured.

Although there can be no assurance at present, we anticipate to be in a position to generate revenues beginning approximately 4 to 6 months following the launch of our online magazine website or approximately within 10 to 12 months from the successful completion of our Offering.

We have not yet generated any revenue from our operations. We will require additional funds to implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the costs of the development of our online magazine website costs greater than we have budgeted. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any such arrangements following the Offering for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain further financing, the successful development of our online magazine website, a successful marketing and promotion program, attracting and, further in the future, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are not able to raise any funds in the Offering, we will not have sufficient capital to carry out our business plan as planned and will likely lack the funds to operate our business at all. We will require additional funds to maintain our reporting status with the SEC and remain in good standing with the state of Florida.

There are no assurances that we will be able to obtain further funds required for our continued operations. As widely reported, the global and domestic financial markets have been extremely volatile in recent months. If such conditions and constraints continue, we may not be able to acquire additional funds either through credit markets or through equity markets. Even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funds in place. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

Operational cash flow

We had operating cash outflows in the year ended December 30, 2016 of $29,911, and $62,035 in the year ended December 30, 2015.  Our primary uses of cash have been for general working capital purposes. All cash we received over the reported periods has been expended in the furtherance of growing assets.

Financing cash flows

Going forward, we may not have sufficient resources to continue our business unless we are able to raise additional financing.  We can make no assurances these required funds will be available on favorable terms, if at all.  If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders.  Additionally, these conditions may increase costs to raise capital and/or result in further dilution.  Our failure to raise capital when needed would adversely affect our business, financial condition and results of operations, and could force us to reduce or cease our operations.

We believe that we will be able to meet the costs of growth and public reporting with funds generated from operations and additional amounts generated through debt and equity financing, Although management believes that the required financing to fund product development and increasing inventory levels can be secured at terms satisfactory to the Company, there is no guarantee these funds will be made available, and if funds are available, that the terms will be satisfactory to the Company.

Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.  Some of the critical accounting estimates are detailed below.

Going Concern

We have an accumulated deficit of $860,684 at December 31, 2016 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our financial statements for year ended December 31, 2016 and 2015 include an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business

Critical Accounting Estimates and New Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector.  These agreements are typically with business partners, and suppliers.  Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited.  We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.  As a result, the estimated fair value of liabilities relating to these provisions is minimal.  Accordingly, we have no liabilities recorded for these provisions as of December 31, 2016.

In the normal course of business, we may be confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits, claims, environmental actions or the actions of various regulatory agencies. We consult with counsel and other appropriate experts to assess the claim.  If, in our opinion, we have incurred a probable loss as set forth by accounting principles generally accepted in the U.S., an estimate is made of the loss and the appropriate accounting entries are reflected in our financial statements.

Impact of Inflation

The business will have to absorb any inflationary increases on development costs in the short-term, with the expectation that it will be able to pass inflationary increases on costs on to our customers through price increases on the release of these new/enhanced products into the market and hence the management do not expect inflation to be a significant factor in our business.

Recent Events

The acceptance of the filing on January 6, 2017 of the Amended Registration Statement filed on form S-1/A with the Securities and Exchange Commission and its being declared “effective” on January 19, 2017, containing our “Preliminary Prospectus” or “Offering”.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this item.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements are included and may be found at pages F-1through F-9.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

ITEM 9A.       CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2016, the Company’s internal control over financial reporting was ineffective for the purposes for which it is intended. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has determined that as of December 31, 2016, our internal controls over financial reporting were not effective and that there were material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over our financial reporting as of December 31, 2016 the Company determined that the following items constituted a material weakness:

Lack of proper segregation of duties over financial transactions and processes.

Overreliance on consultants involved in the accounting and financial reporting process.

Inadequate design of controls over the general ledger and financial reporting.

The Company does not currently have an active Chief Financial Officer to oversee the day to day transactions and operations, which ensures the timely and accurate identification and reporting of all necessary transactions.

The Company does not have an independent audit committee that can review and approve significant transactions and the reporting process and provide independent oversight of the Company.

Lack of audit committee having appropriate accounting knowledge to adequately provide oversight of the Company’s accounting and reporting functions.

The Company is dependent on related parties for funding and decision making, which is provided on a very limited basis, therefore accurate accounting, record retention and financial disclosures are not performed in a timely and efficient manner.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Controls Over Financial Reporting

During the fourth quarter ended December 31, 2016, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 9B.       OTHER INFORMATION.

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoter and Control Persons

The below table lists all current officers and directors of the Company as of the date of the filing of this Report.  All officers serve at the discretion of the Board of Directors. The term of office of each of our directors expire at our next Annual Meeting of Shareholders or until their successors are duly elected and qualified.

NAME	AGE	POSITION
Donna Rayburn	55	President, Secretary, Treasurer, Director

The business background descriptions of the officer and director is as follows:

Donna Rayburn. President, Secretary, Treasurer, Director. Donna Rayburn has broad experience in business and financial management and in overseeing the development and operations of startup companies. Since December 2006, she has been the President, Secretary, Director, and Publisher of Markham Woods Press Publishing Co., Inc., a Florida corporation, which exists solely to be the publisher of the online business magazine, “Opportunist Magazine”, http://opportunistmagazine.com, published in the United States for an intended global audience.

Currently, Mrs. Rayburn is the Company’s sole officer and director.

There are no arrangements or understandings between our officers and directors and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there are no arrangements, plans or understandings as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Family Relationships

None.

Other Directorships

None of the Company's directors hold or have been nominated to hold a directorship in any company with a class of securities registered pursuant to Section 12 of the Exchange Act (the "Act") or subject to the requirements of Section 15(d) of the Securities Act of 1933 or any or any company registered as an investment company under the Investment Company Act of 1940.

Involvement In Certain Legal Proceedings

During the past five years, the Company's officers and directors have not been involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

None

Board Meetings and Committees; Annual Meeting Attendance

During 2016, the Company did not conduct any formal Board meetings and conducted business through Written Actions.

Indemnification

The General Corporation Law of Florida provides that directors, officers, employees or agents of Florida corporations are entitled, under certain circumstances, to be indemnified against expenses (including attorneys' fees) and other liabilities actually and reasonably incurred by them in connection with any suit brought against them in their capacity as a director, officer, employee or agent, if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, if they had no reasonable cause to believe their conduct was unlawful. This statute provides that directors, officers, employees and agents may also be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by them in connection with a derivative suit brought against them in their capacity as a director, if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation, except that no indemnification may be made without court approval if such person was adjudged liable to the corporation.

Our Certificate of Incorporation provides that we shall indemnify any and all persons whom we shall have power to indemnify to the fullest extent permitted by the Florida Corporate Law. Article VII of our By-Laws provides that we shall indemnify our authorized representatives to the fullest extent permitted by the Florida Law. Our By-Laws also permit us to purchase insurance on behalf of any such person against any liability asserted against such person and incurred by such person in any capacity, or out of such person's status as such, whether or not we would have the power to indemnify such person against such liability under the foregoing provision of the by-laws.

The foregoing discussion of indemnification merely summarizes certain aspects of indemnification provisions and is limited by reference to the above discussed sections of the Florida Corporation Law.

The Company's Articles of Incorporation and Bylaws provide that the Company may indemnify to the full extent of its power to do so, all directors, officers, employees, and/or agents.  Insofar as indemnification by the Company for liabilities arising under the Securities Act may be permitted to officers and directors of the Company pursuant to the foregoing provisions or otherwise, the Company is aware that in the opinion of the Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 11.        EXECUTIVE COMPENSATION.

The following table lists the compensation of the Company's principal executive officers for the years ended December 31, 2016 and 2015.  The following information includes the dollar value of base salaries, bonus awards, the number of non-qualified Company Options granted and certain other compensation, if any, whether paid or deferred.

Name and all other Principal Position Compensation ($)	Total ($)	Year	Salary ($)	Bonus ($)	Stock Awards ($)

Donna Rayburn	$0	2016	$0	$0	$0
Officer and Director	$90,000	2015	$0	$0	$90,000	*

* the Company issued 30,000,000 shares of common stock to the sole officer and director for services rendered at a fair value of $90,000. The Company used $0.003 to fair value the common shares issued for service because the Company is not publicly traded and $0.003 was used because the Company has outstanding notes which are convertible at the lesser of $0.003 or 75% discount to the previous day's closing bid price immediately prior to the delivery of the Conversion Notice.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.

OUTSTANDING EQUITY AWARDS AT 2016 FISCAL YEAR END

We do not currently have a stock option plan or any long term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants of stock options or other equity incentive awards have been made to any executive officer or any director since our inception; accordingly, none were outstanding at December 31, 2016.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, CHANGE IN CONTROL ARRANGEMENTS

There are currently no employments or other contracts or arrangements with our executive officers. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, directors or consultants that would result from the resignation, retirement or any other termination of such directors, officers or consultants from us. There are no arrangements for directors, officers, employees or consultants that would result from a change in control.

COMMITTEES OF THE BOARD OF DIRECTORS

We do not currently have an audit committee or a compensation committee.

COMPENSATION OF DIRECTORS

Our sole director does not receive any direct compensation for service on our board of directors. Any future director compensation will be determined by our compensation committee, once it is chartered.

COMPENSATION DISCUSSION AND ANALYSIS

There is currently no compensation policy in place for officers or directors of the Company.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 30, 2017, the number and percentage of shares of Preferred Stock and Common Stock of the Company, owned of record and beneficially, by each person known by the Company to own 5% or more of such stock, each director of the Company, and by all executive officers and directors of the Company, as a group:

Name and Address	Class	Number of Shares(1)	Percentage
Donna Rayburn (2)	Common	30,000,100	100.00%
Donna Rayburn	Preferred	-0-	0.00%
All officers and directors as a group (1 person)	Common	30,000,100	100.00%

(1) The quantities and percentages set forth in these columns are based on 30,000,100 shares of Common Stock outstanding as of March 30, 2017. Said quantities and percentages beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any equity securities as to which the holder has sole voting power or investment power and also any shares that the holder has the right to acquire within 60 days.

(2) Mrs. Rayburn’s address is 1756 Saddleback Ridge Road, Apopka, Florida 32703.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company’s equity securities ("Reporting Persons"), to file reports with the Commission. The Company believes that during fiscal 2016, all Reporting Persons timely complied with all filing requirements applicable to them.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On December 31, 2013, the Company entered into three demand convertible promissory notes with related parties for an aggregate principal balance of $405,727, which each bear interest at 12% per annum and are due on demand. The notes may be converted into common stock at the lesser of (i) $.003 per share, or (ii) at a 75% discount to the previous day’s closing bid price immediately prior to the delivery of the conversion notice (the conversion price). On January 1, 2014, one of the promissory notes was amended to include accrued interest in the principal balance of the note. Pursuant to the amendment to this promissory note, the Company will reclassify all accrued interest into principal at the end of each period. During the year ended December 31, 2016, the Company received additional loans under the promissory notes of $35,000 (2015 - $60,000), made payments of $0 (2015 – $639) and reassigned $639 from DLJ Family LP to the Company President for DLJ Family expenses paid which is being accounted for as due to related party as of December 31, 2016, accrued $85,103 (2015 - $70,280) of interest and reclassified $85,103 (2015 - $70,280) of interest into principal. As at December 31, 2016, the Company owes $777,578 (2015 - $658,114) in principal.

Due to related party

As of December 31, 2015, the Company owes the CEO $639 for the reassignment of advances. The balance is non interest bearing and due on demand.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company is not currently trading and there is no market for the stock upon conversion. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at December 31, 2016 the conversion features would not meet derivative classification.

There have been no other transactions since the beginning of our last fiscal year or any currently proposed transactions in which we are, or plan to be, a participant and the amount involved exceeds $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Ms. Rayburn is our only promoter as defined in Rule 405 of Regulation C due to participation in and management of the business since our incorporation.

Except for the transactions described above, none of our directors, officers or principal shareholders, or any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transaction, which materially affected us during the year ended December 31, 2016.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

As incurred by Markham Woods Press Publishing Company, Inc.

Audit and Accounting Fees.   The Company’s auditor, Malone Bailey, LLP, Certified Public Accounting Firm (“Malone Bailey”), invoiced the Company $4,500.00 for professional services including out-of-pocket expenses for the annual audit for the year ended December 31, 2016. In 2016, Malone Bailey invoiced the Company a total of $7,000.00 for professional services for the annual audits of the Company's financial statements for the years ended December 31, 2014 and December 31, 2015, including other services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for a fiscal year.

Tax Fees: No amounts have been billed to the Company for the preparation of tax returns for the fiscal years ended December 31, 2016.

All Other Fees.  We incurred no other fees for the years ended December 31, 2016 and 2015.

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits

Exhibit No.	Description

(a)	Financial statements for Markham Woods Press Publishing Company, Inc. listed in the Index on page F-1 are filed as part of this Annual Report.

(b)	Form S-1/A Amended Registration Statement, filed January 6, 2017

31.1 and 31.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14.*

32.1 and 32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:    March 30, 2017

Markham Woods Press Publishing Company, Inc.

By:	/s/ Donna Rayburn
Donna Rayburn President, Secretary, Treasurer

MARKHAM WOODS PRESS PUBLISHING CO, INC.

Financial Statements

December 31, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Markham Woods Press Publishing Co, Inc.

We have audited the accompanying balance sheets of Markham Woods Press Publishing Co, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Markham Woods Press Publishing Co, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 29, 2017

MARKHAM WOODS PRESS PUBLISHING CO, INC.

Balance Sheets

	December 31, 2016	December 31, 2015

ASSETS

Current Assets
Cash	$10,022	$4,933
Total Assets	$10,022	$4,933

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued liabilities	$2,389	$411
Due to related party	639	–
Convertible notes payable to related parties	777,578	658,114
Total Current Liabilities	780,606	658,525

Stockholders’ Deficit

Preferred Stock	–	–
Authorized: 1,000,000 shares, par value $0.01
Issued: no shares issued
Common Stock
Authorized: 200,000,000 shares, par value $0.01
Issued and Outstanding: 30,000,100 shares	300,001	300,001
Additional paid-in capital	(209,901)	(209,901)
Accumulated deficit	(860,684)	(743,692)
Total Stockholders’ Deficit	(770,584)	(653,592)
Total Liabilities and Stockholders’ Deficit	$10,022	$4,933

(The accompanying notes are an integral part of these financial statements)

MARKHAM WOODS PRESS PUBLISHING CO, INC.

Statements of Operations

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015

Operating expenses
General and administrative	$31,889	$152,306
Total operating expenses	31,889	152,306

Loss from operations	(31,889)	(152,306)

Other expenses
Interest expense	(85,103)	(70,280)

Total other expenses	(85,103)	(70,280)

Net loss	$(116,992)	$(222,586)

Net loss per common share, basic and diluted	$(0.00)	$(0.02)

Weighted average common shares outstanding, basic and diluted	30,000,100	14,548,045

(The accompanying notes are an integral part of these financial statements)

MARKHAM WOODS PRESS PUBLISHING CO, INC.

Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2016 and 2015

			Additional
			Paid-in		Total
	Common Stock		Capital	Accumulated	Stockholders’
	Number	Amount	(Deficiency)	Deficit	Deficit

Balance – December 31, 2014	100	$1	$99	$(521,106)	$(521,006)

Shares issued for management services	30,000,000	300,000	(210,000)	–	90,000

Net loss	–	–	–	(222,586)	(222,586)

Balance – December 31, 2015	30,000,100	300,001	(209,901)	(743,692)	(653,592)

Net loss	–	–	–	(116,992)	(116,992)

Balance – December 31, 2016	30,000,100	$300,001	$(209,901)	$(860,684)	$(770,584)

(The accompanying notes are an integral part of these financial statements)

MARKHAM WOODS PRESS PUBLISHING CO, INC.

Statements of Cash Flows

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015

Cash Flows from Operating Activities

Net loss	$(116,992)	$(222,586)

Adjustments to reconcile net loss to net cash used in operating activities
Shares issued for services	–	90,000
Changes in operating assets and liabilities:
Accrued liabilities	1,978	271
Accrued interest payable	85,103	70,280

Net Cash Used In Operating Activities	(29,911)	(62,035)

Cash Flows from Financing Activities

Proceeds from convertible notes payable – related parties	35,000	60,000
Repayment of convertible notes payable – related parties	-	(639)

Net Cash Provided by Financing Activities	35,000	59,361

Change in Cash	5,089	(2,674)

Cash - Beginning of Year	4,933	7,607

Cash - End of Year	$10,022	$4,933

Supplemental disclosures of cash flow information:
Interest paid	$–	$–
Income taxes paid	–	–

Non-cash financing and investing activities:
Reassignment of convertible note payable to due to related party	$639	$-
Reclassification of accrued interest to note payable	$85,103	$70,280

(The accompanying notes are an integral part of these financial statements)

MARKHAM WOODS PRESS PUBLISHING CO, INC.

Notes to the Financial Statements

December 31, 2016

1.	Nature of Operations

Markham Woods Press Publishing Co., Inc. (the Company), incorporated and headquartered in the State of Florida as of December 6, 2006, operates as an internet based business publication under the magazine name "The Opportunist". The Company formerly published its magazine in hard copy earning revenues from advertising and distributing the magazine at no charge from inception through the year 2011. The Company reorganized during the years 2012 and 2013 to form its current presence as an internet based publication once again attempting to enter into revenue contracts and distribute the magazine at no charge under the name "The Opportunist".

2.	Going Concern

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. The Company has a working capital deficit and has experienced negative cash flows from operations, has a history of net losses from continuing operations, and has an accumulated deficit of $860,684 at December 31, 2016. The Company has not generated any revenues for the fiscal periods ended December 31, 2016 or 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. The Company has funded activities to date almost exclusively from debt financings. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, issuances of debt and convertible debt instruments. While the Company believes that it will be successful in obtaining the necessary financing to fund its operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that it will succeed in its future operations. The December 31, 2016 financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

3.	Summary of Significant Accounting Policies

Basis of Presentation

a)

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US”), and are expressed in US dollars. The Company’s fiscal year-end is December 31.

b)	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to stock-based compensation and deferred income taxes. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

MARKHAM WOODS PRESS PUBLISHING CO, INC.

Notes to the Financial Statements

December 31, 2016

d)	Basic and Diluted Net Loss Per Share

Basic earnings (loss) per share is calculated by dividing net profit attributable to common stockholders by the weighted average number of outstanding common shares during the year. The calculation of basic earnings (loss) per share excludes any dilutive effects of options, warrants and other stock-based compensation, which are included in diluted earnings per share. When a company is in a loss situation, all outstanding dilutive shares are excluded from the calculation of diluted earnings because their inclusion would be antidilutive; and the basic and fully diluted common shares outstanding are stated to be the same.

e)	Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Refer to Note 4 for related party transactions.

f)	Income Taxes

The Company will account for income tax benefits and liabilities under the FASB Accounting Standards Codification, a method using the asset-liability method of accounting. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

g)	Stock-Based Compensation

ASC 718 Compensation – Stock Compensation prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Share-based payments to employees are recognized as compensation expense in the financial statements based on their fair values. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 505-50, “Equity-Based Payments to Non-Employees”, which requires that such equity instruments are recorded at their fair value on the measurement date, with the measurement of such compensation being subject to periodic adjustment as the underlying equity instruments vest

h)	Fair Value of Financial Instruments

Our financial instruments consist principally of cash, accrued expenses and notes payable to related parties. ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments establish a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

Fair Value Hierarchy

The Company has categorized its financial instruments, based on the priority of inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

Financial assets and liabilities recorded on the balance sheet are categorized based on the inputs to the valuation techniques as follows:

Level 1	Financial assets and liabilities for which values are based on unadjusted quoted prices for identical assets or liabilities in an active market that management has the ability to access.

Level 2	Financial assets and liabilities for which values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (commodity derivatives and interest rate swaps).

Level 3	Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

MARKHAM WOODS PRESS PUBLISHING CO, INC.

Notes to the Financial Statements

December 31, 2016

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. The carrying amounts of cash, accrued expenses, and notes payable to related parties approximate fair value because of the short-term nature of these items. Per ASC Topic 820 framework these are considered Level 3 inputs where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company.

i)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4.	Related party transactions

Convertible notes payable to related parties

On December 31, 2013, the Company entered into a three demand convertible promissory notes with related parties for an aggregate principal balance of $405,727, which each bear interest at 12% per annum and are due on demand. The notes may be converted into common stock at the lesser of (i) $.003 per share, or (ii) at a 75% discount to the previous day’s closing bid price immediately prior to the delivery of the conversion notice (the conversion price). On January 1, 2014, one of the promissory notes was amended to include accrued interest in the principal balance of the note. Pursuant to the amendment to this promissory note, the Company will reclassify all accrued interest into principal at the end of each period. During the year ended December 31, 2016, the Company received additional loans under the promissory notes of $35,000 (2015 - $60,000), made payments of $0 (2015 – $639) and reassigned $639 from DLJ Family LP to the Company President for DLJ Family expenses paid which is being accounted for as due to related party as of December 31, 2016, accrued $85,103 (2015 - $70,280) of interest and reclassified $85,103 (2015 - $70,280) of interest into principal. As at December 31, 2016, the Company owes $777,578 (2015 - $658,114) in principal.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company is not currently trading and there is no market for the stock upon conversion. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at December 31, 2016 the conversion features would not meet derivative classification.

The Company maintains offices at 1756 Saddleback Ridge Rd., Apopka, Florida 32703. This location currently serves as the Company’s primary office for planning and implementing our business plan. Through the year end of December 31, 2016, use of this location was provided free of rent by the principal officer and director.

Due to related party

As of December 31, 2015, the Company owes the CEO $639 for the reassignment of advances. The balance is noninterest bearing and due on demand.

5.	Stockholders’ Equity

Preferred stock includes 1,000,000 preferred shares authorized at a par value of $0.01, of which none are issued or outstanding.

Common stock includes 200,000,000 common shares authorized at a par value of $0.01, of which 30,000,100 are issued and outstanding.

On July 7, 2015, the Company issued 30,000,000 shares of common stock to the sole officer and director for services rendered at a fair value of $90,000.

There were no share transactions during the year ended December 31, 2016.

MARKHAM WOODS PRESS PUBLISHING CO, INC.

Notes to the Financial Statements

December 31, 2016

6.	Income Taxes

The Company accounts for income tax benefits and liabilities under the asset-liability method of accounting. Because the Company has had no revenue, it was not required to and has not filed income tax returns since its inception in 2006, which means that all years from 2006 to 2016 remain open to review by the IRS. The reconciliation of the provision for income taxes at the statutory rates compared to the Company’s income tax expense as reported is as follows:

	December 31, 2016	December 31, 2015

Net loss before income taxes	$116,992	$222,586

Income tax recovery at statutory rate	$39,777	$75,679

Valuation allowance change	(39,777)	(75,679)

Provision for income taxes	$–	$–

Pursuant to ASC 740, the Company is required to compute tax asset benefits for non-capital losses carried forward. Potential benefit of non-capital losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the losses carried forward in future years. The Company has net operating losses carried forward of $376,226 available to offset taxable income in future years which expire in beginning in fiscal 2034. Significant components of the Company’s deferred tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	December 31, 2016	December 31, 2015

Net operating loss carry forward	$127,917	$88,140

Valuation allowance	(127,917)	(88,140)

Net deferred income tax asset	$–	$–

The Company’s ability to utilize the net operating losses are subject to the rules of Section 382 of the Internal Revenue Code. Section 382 generally restricts the use of net operating losses after an “ownership change” (generally defined as a greater than 50% change (by value) in the Company’s equity ownership over a three-year period). The Section 382 limitation is applied annually and is equal to the value of the Company’s stock on the date of the ownership change, multiplied by a designated federal long-term tax-exempt rate. The statute of limitations is open for all tax years.

7.	Subsequent Events

On February 23, 2017, the Company borrowed $10,000 from a related party under the terms and conditions of an existing demand convertible promissory note, dated December 31, 2013.

