Form 10-Q
period 2017-03-31
Markham Woods Press Publishing Company, Inc.
filed 2017-05-03
CIK 1649881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

☐ Transitional Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

333-206079

(Commission file number)

MARKHAM WOODS PRESS PUBLISHING COMPANY, INC.
(Exact name of registrant as specified in its charter)

Florida	02-0794236
(State of incorporation)	(IRS Employer Identification Number)

1756 SADDLEBACK RIDGE ROAD

APOPKA, FLORIDA 32703

(Address of principal executive offices)

407-875-0123

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Not Applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date was:

Common Stock, $0.01 par value, 30,000,100. shares issued and outstanding on May 3, 2017

DOCUMENTS INCORPORATED BY REFERENCE:

Form S-1/A Amended Registration Statement, filed January 6, 2017

FORWARD-LOOKING STATEMENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Quarterly Report"), in particular the Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 2 herein ("MD&A") contains certain "forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give expectations or forecasts of future events. The reader can identify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. They use words such as "believe(s)," "goal(s)," "target(s)," "estimate(s)," "anticipate(s)," "forecast(s)," "project(s)," (plan(s)," "intend(s)," "expect(s)," "might," may" and other words and terms of similar meaning in connection with a discussion of future operating, financial performance or financial condition. Forward-looking statements, in particular, include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends of operations and financial results.

Any or all forward-looking statements may turn out to be wrong, and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report. These statements are based on current expectations and current the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company's actual results and financial condition. The reader should consider the following list of general factors that could affect the Company's future results and financial condition.

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

No assurances can be given that the results contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable. We assume no obligation to publicly correct or update any forward-looking statements as a result of events or developments subsequent to the date of this Quarterly Report. The reader is advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC.

2

MARKHAM WOODS PRESS PUBLISHING COMPANY, INC.

FORM 10-Q

March 31, 2017

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Markham Woods”, “we,”, “us,” “our” and the “Company” refer to Markham Woods Press Publishing Company, Inc.

3

PART I – FINANCIAL INFORMATION

Item 1 – Condensed, Consolidated Financial Statements

MARKHAM WOODS PRESS PUBLISHING CO, INC.

Financial Statements (Unaudited)

March 31, 2017

4

MARKHAM WOODS PRESS PUBLISHING CO, INC.

Balance Sheets

(Unaudited)

	March 31, 2017	December 31, 2016

ASSETS

Current Assets
Cash	$7,342	$10,022

Total Assets	$7,342	$10,022

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued liabilities	$1,787	$2,389
Due to related parties	639	639
Convertible notes payable – related parties	810,704	777,578

Total Current Liabilities	813,130	780,606

Stockholders’ Deficit

Preferred Stock Authorized: 1,000,000 shares, par value $0.01 Issued: no shares issued	–	–
Common Stock Authorized: 200,000,000 shares, par value $0.01 Issued and Outstanding: 30,000,100 shares	300,001	300,001
Additional paid-in capital	(209,901)	(209,901)
Accumulated deficit	(895,888)	(860,684)

Total Stockholders’ Deficit	(805,788)	(770,584)

Total Liabilities and Stockholders’ Deficit	$7,342	$10,022

(The accompanying notes are an integral part of these unaudited financial statements)

MARKHAM WOODS PRESS PUBLISHING CO, INC.

Statements of Operations

(Unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2017	2016

Operating expenses
General and administrative	$12,078	$7,185

Total operating expenses	12,078	7,185

Loss from operations	(12,078)	(7,185)

Other expenses
Interest expense	(23,126)	(19,943)

Total other expenses	(23,126)	(19,943)

Net loss	$(35,204)	$(27,128)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	30,000,100	30,000,100

(The accompanying notes are an integral part of these unaudited financial statements)

MARKHAM WOODS PRESS PUBLISHING CO, INC.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016

Cash Flows from Operating Activities

Net loss	$(35,204)	$(27,128)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued liabilities	(602)	(224)
Accrued interest payable	23,126	19,943

Net Cash Used In Operating Activities	(12,680)	(7,409)

Cash Flows from Financing Activities

Proceeds from convertible notes payable – related parties	10,000	15,000

Net Cash Provided by Financing Activities	10,000	15,000

Change in Cash	(2,680)	7,591

Cash - Beginning of Period	10,022	4,933

Cash - End of Period	$7,342	$12,524

Supplemental disclosures of cash flow information:
Interest paid	$–	$–
Income taxes paid	–	–

Non-cash financing and investing activities:
Reclassification of accrued interest to note payable	$23,126	$19,943

(The accompanying notes are an integral part of these unaudited financial statements)

MARKHAM WOODS PRESS PUBLISHING CO, INC.

Notes to the Unaudited Financial Statements

March 31, 2017

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. The Company has a working capital deficit and has experienced negative cash flows from operations, has a history of net losses from continuing operations, and has an accumulated deficit of $895,888 at March 31, 2017. The Company has not generated any revenues for the fiscal periods ended March 31, 2017 or December 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. The Company has funded activities to date almost exclusively from debt financings. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, issuances of debt and convertible debt instruments. While the Company believes that it will be successful in obtaining the necessary financing to fund its operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that it will succeed in its future operations. The March 31, 2017 financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	Summary of Significant Accounting Policies

a)	Interim Financial Statements

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K filed on March 30, 2017, with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2016 have been omitted.

b)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

MARKHAM WOODS PRESS PUBLISHING CO, INC.

Notes to the Unaudited Financial Statements

March 31, 2017

4.	Convertible notes Payable – Related parties

On December 31, 2013, the Company entered into a three demand convertible promissory notes with related parties for an aggregate principal balance of $405,727, which each bear interest at 12% per annum and are due on demand. The notes may be converted into common stock at the lesser of (i) $.003 per share, or (ii) at a 75% discount to the previous day’s closing bid price immediately prior to the delivery of the conversion notice (the conversion price). On January 1, 2014, one of the promissory notes was amended to include accrued interest in the principal balance of the note. Pursuant to the amendment to this promissory note, the Company will reclassify all accrued interest into principal at the end of each period. During the three months ended March 31, 2017, the Company received additional loans under the promissory notes of $10,000 (2016 - $15,000), accrued $23,126 (2016 - $19,943) of interest and reclassified $23,126 (2016 - $19,943) of interest into principal. As at March 31, 2017, the Company owes $810,704 (December 31, 2016 - $777,578) in principal.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company is not currently trading and there is no market for the stock upon conversion. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at March 31, 2017 the conversion features would not meet derivative classification.

5.	Stockholders’ Equity

Preferred stock includes 1,000,000 preferred shares authorized at a par value of $0.01, of which none are issued or outstanding.

Common stock includes 200,000,000 common shares authorized at a par value of $0.01, of which 30,000,100 are issued and outstanding.

There were no share transactions during the three months ended March 31, 2017 and 2016.

6.	Subsequent Events

In April, 2017, under the terms of the above demand convertible promissory notes with related parties, the Company borrowed $25,000 in additional funds for working capital purposes.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our consolidated financial statements and their related notes included elsewhere in this report.

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

For the period December 31, 2016, our auditors had issued a going concern opinion. This means that our auditors believe there is substantial doubt as to whether we can continue as an ongoing business for the next twelve months.

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

The realization of sales revenues by the end of 2017 is important in the execution of our plan of operations. However, we cannot guarantee that we will generate such revenue. If we do not produce sufficient cash flow by the end of 2017, we may need to raise additional capital by issuing additional shares of common stock in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for operations to continue.”

Results of Operations

For the three months ended March 31, 2017 we incurred a net loss of $35,204 compared to a net loss of $27,128 for the three months ended March 31, 2016.

Operating Expenses:

Our operating expenses for three months ended March 31, 2017 were $12,078 compared to $7,185 for the three months ended March 31, 2016.

We expect that our expenses will increase in the coming months as a result of an increase in operations as well as legal and accounting expenses associated with becoming a reporting company. We have budgeted that these expenses will be approximately $_35,000_ for fiscal 2017. We will need to raise additional funds to be able to meet these expected capital requirements, but there can be no assurance that we will be able to secure the required financing. If we are not able to raise the required financing, we will not be able to develop our business plan.

Purchase or Sale of Equipment

We have not purchased or sold, and we do not expect over the next twelve months to purchase or sell, any plants or significant equipment.

Revenues

We had no revenues for the 3 months ended March 31, 2017, nor for the years ended December 31, 2016 and December 31, 2015. We believe that we will be able to commence the marketing of our online magazine website immediately following the public launch of our completed online magazine website, which we anticipate will be ready for public launch within 6 months following the successful completion of our Offering made under the Amended Registration Statement filed on form S-1/A, filed January 6, 2017, and declared effective on January 19, 2017, provided that we have correctly estimated the funds required to execute our business plan. We expect to begin generating revenues within the six months following the public launch of our online magazine website.

Interest Income:

The company had no interest income to report.

Net Loss:

Net Loss was $35,204 for the three months ended March 31, 2017 and we had to a net loss of $27,128 for the three months ended March 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2017, we had total current assets of $7,342 consisting of cash, and total current liabilities of $813,130. This compares to December 31, 2016 when our total current assets were $10,022 consisting of cash, and total current liabilities were $780,606. In the opinion of our management, additional funding is required to meet our development goals for the year ended December 31, 2017. The estimated funding we require during the next twelve months period (beginning following the successful completion of our offering per the Amended Registration Statement filed on form S-1/A, January 6, 2017, the “Offering”) is between $27,500 and $47,500, which we expect to raise from the sale of our shares in our Offering. These estimated expenditures are described in detail in the Offering under the heading “Expenditures.” The length of time during which we will be able to satisfy our cash requirements depends on how quickly our company can generate revenue and how much revenue can be generated. Our current cash balances were extinguished in April and we have borrowed $25,000 to cover working capital needs until the end of 2017 provided we do not have any unanticipated expenses. Our estimate of needed capital is computed without taking into account any revenues from future operations, which are not assured.

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

Operational cash flow

We had operating cash outflows in the three months ended March 31, 2017 of $12,680, and $7,409 for the three months March 31, 2016. Our primary uses of cash have been for general working capital purposes. All cash we received over the reported periods has been expended in the furtherance of growing assets.

Financing cash flows

During the 3 months ended March 31, 2017, we borrowed $10,000 from a private investor to finance operating expenses, and had borrowed $15,000 during the 3 months ended March 31, 2016 from a private investor for the same purpose. To date, we have been dependent upon such borrowings to pay ongoing expenses.

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

Going Concern

We have an accumulated deficit of $895,888 as of March 31, 2017 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our financial statements for the 3 months ended March 31, 2017, the year ended December 31, 2016 and 2015 include an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business

Critical Accounting Estimates and New Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2017.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 - Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Donna Rayburn. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2016.

Our management identified the following material weaknesses in our internal control over financial reporting:

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

Disclosure Controls

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There are no pending legal or governmental proceedings relating to our Company to which we are a party, and to our knowledge, there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 1A – RISK FACTORS

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

We have incurred an accumulated deficit of $895,888 as of March 31, 2017 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our current cash assets were extinguished by early April 2017, and we have borrowed an additional $25,000 to cover expenses until the end of the year.. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. If we are unable to obtain additional financing from outside sources and eventually produce enough revenues, we may be forced to sell our assets, or curtail or discontinue our operations. If this happens, you could lose all or part of your investment.

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

Our officers, who will be responsible for marketing our online magazine website to potential users, have no experience in the social media or internet industries, and have only nominal sales and marketing experience. Further, we have budgeted only $10,000 toward sales and marketing efforts for 2017, which by industry standards is a very limited amount of capital with which to launch our effort. Given the relatively small marketing budget and limited experience of our officers, there can be no assurance that such efforts will be successful. Further, if our initial efforts to create a market for our online magazine website are not successful, there can be no assurance that we will be able to attract and retain qualified individuals with marketing and sales expertise to attract subscribers to our online magazine website. Our future success will depend, among other factors, upon whether our services can be sold at a profitable price and the extent to which consumers acquire, adopt, and continue to use them. There can be no assurance that our online magazine website will gain wide acceptance in its targeted markets or that we will be able to effectively market our services.

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

Our success is dependent in part upon the accuracy of our management’s estimates of our future cost expenditures for legal and accounting services (including those we expect to incur as a publicly reporting company), for online magazine website marketing and development expenses, and for administrative expenses, which management estimates to be approximately between $25,000 and $45,000 during fiscal 2017. If such estimates are erroneous or inaccurate, or if we encounter unforeseen costs, we may not be able to carry out our business plan, which could result in the failure of our business and the loss of your entire investment.

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

Our officer and director has conflicts of interest in that she has other time commitments that will prevent her from devoting fulltime to our operations, which may affect our operations.

Because our officer and director, who are responsible for all our business activities, does not devote her full working time to operation and management of us, the implementation of our business plans may be impeded. Our officer and director has other obligations and time commitments, which will slow our operations and may reduce our financial results and as a result, we may not be able to continue with our operations. Additionally, when she becomes unable to handle the daily operations on her own, we may not be able to hire additional qualified personnel to replace her in a timely manner. If this event should occur, we may not be able to reach profitability, which might result in the loss of some or all of your investment in our common stock.

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

As a result of the declared effectiveness on January 17, 2017 of our Amended Registration Statement filed January 6, 2017 on form S-1/A, as required under Section 15(d) of the Securities Exchange Act of 1934, we will file periodic reports with the Securities and Exchange Commission through December 31, 2017, At or prior to December 31, 2017, we intend voluntarily to file a registration statement on Form 8A which will subject us to all of the reporting requirements of the 1934 Act. This will require us to file quarterly and annual reports with the SEC and will also subject us to the proxy rules of the SEC. In addition, our officers, directors and 10% stockholders will be required to submit reports to the SEC on their stock ownership and stock trading activity. We are not required under Section 12(g) or otherwise to become a mandatory 1934 Act filer unless we have more than 500 shareholders and total assets of more than $10 million on December 31, 2017. If we do not file a registration statement on Form 8A at or prior to December 31, 2017, we will continue as a reporting company and will not be subject to the proxy statement requirements of the 1934 Act, and our officers, directors and 10% stockholders will not be required to submit reports to the SEC on their stock ownership and stock trading activity.

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

As of March 31, 2017, our executive officer and director beneficially owns 30,000,100 shares of our common stock in the aggregate, or 100% of our issued and outstanding common stock. Ms. Donna Rayburn, our President and director, owns 100% of our issued and outstanding common stock. Following the successful completion of the “Offering” per the Amended Registration Statement filed on form S-1/A, January 6, 2017 which was declared “Effective” on January 17, 2017, if:

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

As of March 31, 2017, there has been no additional issuances of unregistered securities of the Company.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Non-applicable

ITEM 5 – OTHER INFORMATION

SUBSEQUENT EVENTS

None.

ITEM 6 – EXHIBITS

Exhibit (a)	Form S-1/A Amended Registration Statement, filed January 6, 2017

Exhibit 31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

____________

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Markham Woods Press Publishing Company, Inc.
(Registrant)

Date: May 3, 2017	By:	/s/ Donna Rayburn
Donna Rayburn
President and Treasurer

