Form 10-Q
period 2017-09-30
Markham Woods Press Publishing Company, Inc.
filed 2017-11-13
CIK 1649881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended September 30, 2017

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

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

Common Stock, $0.01 par value, 30,000,100 shares issued and outstanding on November 9, 2017

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

September 30, 2017

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Markham Woods”, “we,”, “us,” “our” and the “Company” refer to Markham Woods Press Publishing Company, Inc.

3

PART I – FINANCIAL INFORMATION

Item 1 –Financial Statements

MARKHAM WOODS PRESS PUBLISHING CO, INC.

Financial Statements (Unaudited)

September 30, 2017

4

MARKHAM WOODS PRESS PUBLISHING CO, INC.

Balance Sheets

(Unaudited)

	September 30, 2017	December 31, 2016

ASSETS

Current Assets

Cash	$6,134	$10,022

Total Assets	$6,134	$10,022

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accrued liabilities	$317	$2,389
Due to related parties	639	639
Convertible notes payable – related parties	886,689	777,578

Total Current Liabilities	887,645	780,606

Stockholders’ Deficit

Preferred Stock Authorized: 1,000,000 shares, par value $0.01 Issued: no shares issued	–	–
Common Stock Authorized: 200,000,000 shares, par value $0.01 Issued and Outstanding: 30,000,100 shares	300,001	300,001
Additional paid-in capital	(209,901)	(209,901)
Accumulated deficit	(971,611)	(860,684)

Total Stockholders’ Deficit	(881,511)	(770,584)

Total Liabilities and Stockholders’ Deficit	$6,134	$10,022

(The accompanying notes are an integral part of these unaudited financial statements)

MARKHAM WOODS PRESS PUBLISHING CO, INC.

Statements of Operations

(Unaudited)

	For the	For the	For the	For the
	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Operating expenses
General and administrative	$36,816	$23,458	$7,216	$7,063

Total operating expenses	36,816	23,458	7,216	7,063

Loss from operations	(36,816)	(23,458)	(7,216)	(7,063)

Other expenses
Interest expense	(74,111)	(62,396)	(26,032)	(21,738)

Total other expenses	(74,111)	(62,396)	(26,032)	(21,738)

Net loss	$(110,927)	$(85,854)	$(33,248)	$(28,801)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	30,000,100	30,000,100	30,000,100	30,000,100

(The accompanying notes are an integral part of these unaudited financial statements)

MARKHAM WOODS PRESS PUBLISHING CO, INC.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016

Cash Flows from Operating Activities

Net loss	$(110,927)	$(85,854)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued liabilities	(2,072)	1,412
Accrued interest payable	74,111	62,396
Accounts payable – related parties	–	639

Net Cash Used in Operating Activities	(38,888)	(21,407)

Cash Flows from Financing Activities

Proceeds from convertible notes payable – related parties	35,000	25,000
Repayment of convertible notes payable – related parties	–	(639)

Net Cash Provided by Financing Activities	35,000	24,361

Change in Cash	(3,888)	2,954

Cash - Beginning of Period	10,022	4,933

Cash - End of Period	$6,134	$7,887

Supplemental disclosures of cash flow information:
Interest paid	$–	$–
Income taxes paid	–	–

Non-cash financing and investing activities:
Reclassification of accrued interest to note payable	$74,111	$62,396

(The accompanying notes are an integral part of these unaudited financial statements)

MARKHAM WOODS PRESS PUBLISHING CO, INC.

Notes to the Unaudited Financial Statements

September 30, 2017

1.	Nature of Operations

Markham Woods Press Publishing Co., Inc. (the Company), incorporated and headquartered in the State of Florida as of December 15, 2006, operates as an internet based business publication under the magazine name "The Opportunist". The Company formerly published its magazine in hard copy earning revenues from advertising and distributing the magazine at no charge from inception through the year 2011. The Company reorganized during the years 2012 and 2013 to form its current presence as an internet based publication once again attempting to enter into revenue contracts and distribute the magazine at no charge under the name "The Opportunist".

2.	Going Concern

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. The Company has a working capital deficit and has experienced negative cash flows from operations, has a history of net losses from continuing operations, and has an accumulated deficit of $971,611 at September 30, 2017. The Company has not generated any revenues for the fiscal periods ended September 30, 2017 or December 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. The Company has funded activities to date almost exclusively from debt financings. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, issuances of debt and convertible debt instruments. While the Company believes that it will be successful in obtaining the necessary financing to fund its operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that it will succeed in its future operations. The September 30, 2017 financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

September 30, 2017

4.	Convertible notes Payable – Related parties

On December 31, 2013, the Company entered into three demand convertible promissory notes with related parties for an aggregate principal balance of $405,727, which each bear interest at 12% per annum and are due on demand. The notes may be converted into common stock at the lesser of (i) $.003 per share, or (ii) at a 75% discount to the previous day’s closing bid price immediately prior to the delivery of the conversion notice (the conversion price). On January 1, 2014, one of the promissory notes was amended to include accrued interest in the principal balance of the note. Pursuant to the amendment to this promissory note, the Company will reclassify all accrued interest into principal at the end of each period. During the nine months ended September 30, 2017, the Company received additional loans under the promissory notes of $35,000 (2016 - $25,000), made payments of $nil (2016 – $639), accrued $74,111 (2016 - $62,396) of interest and reclassified $74,111 (2016 - $62,396) of interest into principal. As at September 30, 2017, the Company owes $886,689 (December 31, 2016 - $777,578) in principal.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company is not currently trading and there is no market for the stock upon conversion. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at September 30, 2017 the conversion features would not meet derivative classification.

5.	Stockholders’ Equity

Preferred stock includes 1,000,000 preferred shares authorized at a par value of $0.01, of which none are issued or outstanding.

Common stock includes 200,000,000 common shares authorized at a par value of $0.01, of which 30,000,100 are issued and outstanding.

There were no share transactions during the nine months ended September 30, 2017 and 2016.

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

Plan of Operations

We believe that revenue growth and profitability can be achieved in 2018 and maintained long term since the technical characteristics of our online delivery of the magazine should be, and remain, highly cost effective, and the incremental year-over-year growth in readership, as we expand our audience base, will present the opportunity for increases in advertising revenues which outpace incremental, associated increases in expenses.

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

Results of Operations

For the Three and Nine Month Periods Ending September 30, 2017

For the three months ended September 30, 2017 we incurred a net loss of $33,248 compared to a net loss of $28,801 for the three months ended September 30, 2016.

For the nine months ended September 30, 2017 we incurred a net loss of $110,927 compared to a net loss of $85,854 for the nine months ended September 30, 2016.

Operating Expenses:

Our operating expenses for three months ended September 30, 2017 were $7,216 compared to $7,063 for the three months ended September 30, 2016.

Our operating expenses for nine months ended September 30, 2017 were $36,816 compared to $23,458 for the nine months ended September 30, 2016.

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

Revenues

We had no revenues for the 9 months ended September 30, 2017. We believe that we will be able to commence the marketing of our online magazine website immediately following the public launch of our completed online magazine website, which we anticipate will be ready for public launch within 6 months following the successful completion of our Offering made under the Amended Registration Statement filed on form S-1/A, filed January 6, 2017, and declared effective on January 19, 2017, provided that we have correctly estimated the funds required to execute our business plan. We expect to begin generating revenues within the six months following the public launch of our online magazine website.

Interest Income:

The company had no interest income to report.

Net Loss:

For the three months ended September 30, 2017 we incurred a net loss of $33,248 compared to a net loss of $28,801 for the three months ended September 30, 2016.

Net Loss was $110,927 for the nine months ended September 30, 2017 and we had to a net loss of $85,854 for the nine months ended September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2017, we had total current assets of $6,134 consisting of cash, and total current liabilities of $887,645 This compares to December 31, 2016 when our total current assets were $10,022 consisting of cash, and total current liabilities were $780,606. In the opinion of our management, additional funding is required to meet our development goals for the year ended December 31, 2017. The estimated funding we require during the next twelve months period (beginning following the successful completion of our offering per the Amended Registration Statement filed on form S-1/A, January 6, 2017, the “Offering”) is between $27,500 and $47,500, which we expect to raise from the sale of our shares in our Offering. These estimated expenditures are described in detail in the Offering under the heading “Expenditures.” The length of time during which we will be able to satisfy our cash requirements depends on how quickly our company can generate revenue and how much revenue can be generated. Our current cash balances were extinguished in April and we have borrowed $25,000 to cover working capital needs until the end of 2017 provided we do not have any unanticipated expenses. Our estimate of needed capital is computed without taking into account any revenues from future operations, which are not assured.

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

Operational cash flow

We had operating cash outflows in the nine months ended September 30, 2017 of $38,888, and $21,407 for the nine months September 30, 2016. Our primary uses of cash have been for general working capital purposes. All cash we received over the reported periods has been expended in the furtherance of growing assets.

Financing cash flows

During the 9 months ended September 30, 2017, we borrowed $35,000 from a related party investor to finance operating expenses, and had borrowed $25,000 during the 9 months ended September 30, 2016 from a related party investor for the same purpose. To date, we have been dependent upon such borrowings to pay ongoing expenses.

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

Going Concern

We have an accumulated deficit of $971,611 as of September 30, 2017 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our financial statements for the 9 months ended September 30, 2017, the year ended December 31, 2016 and 2015 include an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business

Critical Accounting Estimates and New Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2017.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 - Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Donna Rayburn. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2017.

Our management identified the following material weaknesses in our internal control:

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

We have incurred an accumulated deficit of $971,611 as of September 30, 2017 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our current cash assets were extinguished by early April 2017, and we have borrowed an additional $25,000 to cover expenses until the end of the year. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. If we are unable to obtain additional financing from outside sources and eventually produce enough revenues, we may be forced to sell our assets, or curtail or discontinue our operations. If this happens, you could lose all or part of your investment.

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

As of September 30, 2017, our executive officer and director beneficially owns 30,000,100 shares of our common stock in the aggregate, or 100% of our issued and outstanding common stock. Ms. Donna Rayburn, our President and director, owns 100% of our issued and outstanding common stock. Following the successful completion of the “Offering” per the Amended Registration Statement filed on form S-1/A, January 6, 2017 which was declared “Effective” on January 17, 2017, if:

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

As of September 30, 2017, there has been no additional issuances of unregistered securities of the Company.

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

Markham Woods Press Publishing Company, Inc.
(Registrant)

Date: November 13, 2017	By:	/s/ Donna Rayburn
Donna Rayburn
President and Treasurer

