Form 10-K
period 2017-12-31
Markham Woods Press Publishing Company, Inc.
filed 2018-04-13
CIK 1649881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter ended June 30, 2017. For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates. As of June 30, 2017, there were no shares of voting or non-voting common equity held by non-affiliates. All issued and outstanding shares of voting and non-voting common equity are held by the registrant’s sole officer and director, Donna Rayburn.

The number of shares outstanding of the Registrant’s Common Stock as of April 13, 2018 is 30,000,100.

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

Table of Content

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

The magazine was originally founded by us over ten years ago as a hardcopy, print edition distributed nationally through the mail to a broad range of investor-subscribers. Over the years, we have finetuned our editorial policy and evolved our publication into an electronic edition which is published every day. We plan to periodically publish special print editions that are available on a limited basis to our subscribers or the general public through magazine distribution organizations in major U.S. markets. We currently do not have subscribers to our magazine, as it is provided online for free.

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

We currently do not have subscribers to our magazine, as it is provided online for free. We also currently do not sell advertising in our online magazine or provide a newsletter. However, in the future, we plan on shifting towards a business model in which we charge a subscription fee. At that time, we will begin selling advertising in our magazine and providing newsletters to subscribers. The Company’s budget to accomplish the foregoing is $38,000. At this time, we have not yet determined the amount we intend to charge for subscriptions or the types of subscriptions we intend to offer.

Table of Content

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

Featured Companies

Each of our online issues currently has up to 15 featured company or company executive profiles in it, each of which includes photography or graphic illustration as approved by the company. Currently, we are not charging any fees to featured companies or for company executive profiles. Our plan in the future is for each company to pay us a fee for their feature to appear for at least 30 days. Therefore, these features should be regarded as a form of advertising, or “advertorial.” All fees paid in the future will be disclosed in each issue’s “Disclaimer” section. All feature stories on companies are compiled using readily public information from stock exchanges, press releases, public filings, and elsewhere and reviewed and verified by each company’s management before publication. Readers, at no additional charge, have the option of being notified instantly via email, iPhone or iPad of new press releases or other just released information on companies that they are following.

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

Table of Content

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

Our long-term goal is to have Opportunist Magazine visited on a regular basis several times per month by each of over one million (1,000,000) of our target audience.

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

Table of Content

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

We have incurred an accumulated deficit of $1,007,435 as of December 31, 2017 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. We anticipate that our current cash assets will be extinguished by September 30, 2018. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. If we are unable to obtain additional financing from outside sources and eventually produce enough revenues, we may be forced to sell our assets, or curtail or discontinue our operations. If this happens, you could lose all or part of your investment.

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

Table of Content

We have limited sales and marketing experience, which increases the risk that our business will fail.

Our officer, who will be responsible for marketing our online magazine website to potential users, have no experience in the social media or internet industries, and have only nominal sales and marketing experience. Further, we have budgeted only $10,000 toward sales and marketing efforts over the next 12 months, which by industry standards is a very limited amount of capital with which to launch our effort. Given the relatively small marketing budget and limited experience of our officers, there can be no assurance that such efforts will be successful. Further, if our initial efforts to create a market for our online magazine website are not successful, there can be no assurance that we will be able to attract and retain qualified individuals with marketing and sales expertise to attract subscribers to our online magazine website. Our future success will depend, among other factors, upon whether our services can be sold at a profitable price and the extent to which consumers acquire, adopt, and continue to use them. There can be no assurance that our online magazine website will gain wide acceptance in its targeted markets or that we will be able to effectively market our services.

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

Our success is dependent in part upon the accuracy of our management’s estimates of our future cost expenditures for legal and accounting services (including those we expect to incur as a publicly reporting company), for online magazine website marketing and development expenses, and for administrative expenses, which management estimates to be approximately between $15,000 and $20,000 over the next twelve months. If such estimates are erroneous or inaccurate, or if we encounter unforeseen costs, we may not be able to carry out our business plan, which could result in the failure of our business and the loss of your entire investment.

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

Table of Content

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

We do not possess all of the resources necessary to develop and commercialize sites and related products on a mass scale. Unless we expand our developmental capacity and enhance our internal marketing, we will need to make appropriate arrangements with collaborative affiliates to develop and commercialize our site.

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

Table of Content

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

The niche job search service online magazine websites of our competitors have longer operating histories, greater resources and name recognition, and a larger base of customers than we have. As a result, these competitors will have greater credibility with our potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion, and sale of their services than we may be able to devote to our services. Therefore, we may not be able to compete effectively, and our business may fail.

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

Table of Content

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

We are subject to Section 404 of the Sarbanes-Oxley Act of 2002, which requires an annual management assessment of the effectiveness of our internal control over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports, and failure to achieve and maintain effective internal controls over financial reporting could cause investors to lose confidence in our operating results and could have a material adverse effect on our business and on the price of our common stock. Because of our status as a smaller reporting company registrant as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the independent registered public accounting firm auditing our financial statements has not been required to attest to, and report on, the effectiveness of our internal control over financial reporting.

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

Table of Content

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

FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares, depressing our share price.

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

DOMAIN NAMES - opportunistmagazine.com.

MAJOR CUSTOMERS – None at this time.

RESEARCH AND DEVELOPMENT ACTIVITIES

The Company has not performed any customer-sponsored research and development activities relating to any new services during 2016 or 2017.

ENVIRONMENTAL LAWS

We do not handle, store or transport hazardous materials or waste products. We abide by all applicable federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. We do not anticipate the cost of complying with these laws and regulations to be material.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We do not own interests in any real property. We currently maintain offices at 1756 Saddleback Ridge Rd., Apopka, Florida 32703. This location currently serves as our primary office for planning and implementing our business plan. This space is currently sufficient for our purposes, and we expect it to be sufficient for the foreseeable future. No rent or maintenance costs were paid for use of this location through the year end of December 31, 2017. Our officers/directors do not work from this location.

ITEM 3. LEGAL PROCEEDINGS.

There are no pending legal or governmental proceedings relating to our Company to which we are a party, and to our knowledge, there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

Table of Content

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

Description of Securities

Our authorized capital stock consists of 200,000,000 shares of common stock, par value $0.01 per share, and 1,000,000 shares of preferred stock, $0.01 par value per share. As of April 13, 2018, 30,000,100 shares of our common stock were issued and outstanding.

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

Table of Content

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

Table of Content

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

___________

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

Securities Authorized for Issuance under Equity Compensation Plans

We did not have any equity compensation plans as of December 31, 2017. Our Board of Directors may adopt an equity compensation plan in the future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Table of Content

Expiration of S-1 Registration Statement

Our Registration Statement dated August 4, 2015, as amended, containing our “Preliminary Prospectus” or “Offering”. was declared “effective” by the Securities and Exchange Commission January 19, 2017 (the “Effective Date”). This Offering automatically expired 180 days after the Effective Date, and we did not sell any shares in the Offering. In the near future, we plan to file a new S-1 Registration Statement under substantially the same terms as our August 4, 2015 S-1.

Currently, as required under Section 15(d) of the Securities Exchange Act of 1934, the Company will file periodic reports with the SEC, including this Form 10K for the year ended December 31, 2018. At or prior to December 31, 2018 pending the successful completion of the Offering, the Company intends voluntarily to file a registration statement on Form 8A which will subject it to all of the reporting requirements of the 1934 Act. This will require the Company to file quarterly and annual reports with the SEC and will also subject it to the proxy rules of the SEC. In addition, our officers, directors and 10% stockholders will be required to submit reports to the SEC on their stock ownership and stock trading activity. the Company is not required under Section 12(g) or otherwise to become a mandatory 1934 Act filer unless we have more than 500 shareholders and total assets of more than $10 million on December 31, 2018.

If the Company does not file a registration statement on Form 8A at or prior to December 31, 2018, it will continue as a voluntary reporting company and will not be subject to the proxy statement requirements of the 1934 Act, and its officers, directors and 10% stockholders will not be required to submit reports to the SEC on their stock ownership and stock trading activity.

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

Table of Content

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

Our S-1 Registration Statement dated August 4, 2015, as amended, containing our “Preliminary Prospectus” or “Offering” was declared “effective” by the Securities and Exchange Commission January 19, 2017 (the “Effective Date”). This Offering automatically expired 180 days after the Effective Date, and we did not sell any shares in the Offering. In the near future, we plan to file a new S-1 Registration Statement under substantially the same terms as our August 4, 2015 S-1.

If we are not able to sell all of the shares of our common stock pursuant to a future offering made under a Registration Statement filed on Form S-1, we will not implement our business plan at all, except maintaining our reporting with the SEC and remain in good standing with the state of Florida. We will also need more funds if the costs of developing our online magazine website are greater than we have budgeted. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares We currently do not have any arrangements regarding further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain further financing, the successful development of our online magazine website, a successful marketing and promotion program, attracting and, further in the future, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. There are no assurances that we will be able to obtain further funds required for our continued operations. As widely reported, the global and domestic financial markets have been extremely volatile in recent months. If such conditions and constraints continue, we may not be able to acquire additional funds either through credit markets or through equity markets. Even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funds in place. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

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

Results of Operations

For the year ended December 2017 we incurred a net loss of $146,751 compared to a net loss of $116,992 for the year ended December 31, 2016.

Operating Expenses:

Our operating expenses for the year ended December 31, 2017 were $45,279 compared to $31,889 for the year ended December 31, 2016. The decrease in operating expenses was primarily due to an increase in accrued interest payable.

We expect that our expenses will increase in the coming months as a result of an increase in operations as well as legal and accounting expenses associated with becoming a reporting company. We have budgeted that these expenses will be approximately $30,000 for the next 12 months. We will need to raise additional funds to be able to meet these expected capital requirements, but there can be no assurance that we will be able to secure the required financing. If we are not able to raise the required financing, we will not be able to develop our business plan.

Table of Content

Purchase or Sale of Equipment

We have not purchased or sold, and we do not expect over the next twelve months to purchase or sell, any plants or significant equipment.

Revenues

We had no revenues for the years ended December 31, 2017 or 2016.

Our Registration Statement dated August 4, 2015, as amended, containing our “Preliminary Prospectus” or “Offering” was declared “effective” by the Securities and Exchange Commission January 19, 2017 (the “Effective Date”). This Offering automatically expired 180 days after the Effective Date, and we did not sell any shares in the Offering. In the near future, we plan to file a new S-1 Registration Statement under substantially the same terms as our August 4, 2015 S-1.

We believe that we will be able to commence the marketing of our online magazine website immediately following the public launch of our completed online magazine website, which we anticipate will be ready for public launch within 6 months following the successful completion of a future S-1 Offering made, provided that we have correctly estimated the funds required to execute our business plan. We expect to begin generating revenues within the six months following the public launch of our online magazine website.

 Interest Income:

The company had no interest income to report.

Net Loss:

Net Loss was $146,751 for the year ended December 31, 2017 compared to a net loss of $116,992 for the year ended December 31, 2016 mainly due to an increase in accrued interest payable.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2017, we had total current assets of $32,142 consisting of cash, and total current liabilities of $949,477. This compares to December 31, 2016 when our total current assets were $10,022 consisting of cash, and total current liabilities were $780,606. In the opinion of our management, additional funding is required to meet our development goals for the next twelve months. The estimated funds we require during the next twelve months period is between $15,000 and $25,000, The length of time during which we will be able to satisfy our cash requirements depends on how quickly our company can generate revenue and how much revenue can be generated. We estimate that our current cash balances will be extinguished by September 30, 2018 provided we do not have any unanticipated expenses. Our estimate of needed capital is computed without taking into account any revenues from future operations, which are not assured.

Although there can be no assurance at present, we anticipate to be in a position to generate revenues beginning approximately 4 to 6 months following the launch of our online magazine website or approximately within 10 to 12 months from the successful completion of our Offering.

Table of Content

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

Operational cash flow

We had operating cash outflows in the year ended December 31, 2017 of $47,880, and $29,911 in the year ended December 31, 2016. Our primary uses of cash have been for general working capital purposes. All cash we received over the reported periods has been expended in the furtherance of growing assets.

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

Going Concern

We have an accumulated deficit of $1,007,435 at December 31, 2017 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our financial statements for year ended December 31, 2017 and 2016 include an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business

Table of Content

Critical Accounting Estimates and New Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Off-Balance Sheet Arrangements

As of December 31, 2017, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2017.

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

Recent Events

Expiration of S-1 Registration Statement

Our Registration Statement dated August 4, 2015, as amended, containing our “Preliminary Prospectus” or “Offering” was declared “effective” by the Securities and Exchange Commission January 19, 2017 (the “Effective Date”). This Offering automatically expired 180 days after the Effective Date, and we did not sell any shares in the Offering. In the near future, we plan to file a new S-1 Registration Statement under substantially the same terms as our August 4, 2015 S-1.

Table of Content

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements are included and may be found at pages F-1 through F-9.

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

Table of Content

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” (2013 Version) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2017, the Company’s internal control over financial reporting was ineffective for the purposes for which it is intended. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has determined that as of December 31, 2017, our internal controls over financial reporting were not effective and that there were material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over our financial reporting as of December 31, 2017 the Company determined that the following items constituted a material weakness:

Lack of proper segregation of duties over financial transactions and processes, Overreliance on consultants involved in the accounting and financial reporting process. Inadequate design of controls over the general ledger and financial reporting. The Company does not currently have an active Chief Financial Officer to oversee the day to day transactions and operations, which ensures the timely and accurate identification and reporting of all necessary transactions.

The Company does not have an independent audit committee that can review and approve significant transactions and the reporting process and provide independent oversight of the Company. Lack of audit committee having appropriate accounting knowledge to adequately provide oversight of the Company’s accounting and reporting functions

The Company is dependent on related parties for funding and decision making, which is provided on a very limited basis, therefore accurate accounting, record retention and financial disclosures are not performed in a timely and efficient manner.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Controls Over Financial Reporting

During the fourth quarter ended December 31, 2017, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 9B. OTHER INFORMATION.

None.

Table of Content

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

NAME	AGE	POSITION
Donna Rayburn	56	President, Secretary, Treasurer, Director

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

Table of Content

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

Committees of the Board

None

Board Meetings and Committees; Annual Meeting Attendance

During 2017, the Company did not conduct any formal Board meetings and conducted business through Written Actions.

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

Table of Content

ITEM 11. EXECUTIVE COMPENSATION.

The following table lists the compensation of the Company's principal executive officers for the years ended December 31, 2017 and 2016. The following information includes the dollar value of base salaries, bonus awards, the number of non-qualified Company Options granted and certain other compensation, if any, whether paid or deferred.

Name and all other Principal Position Compensation ($)	Total ($)	Year	Salary ($)	Bonus ($)	Stock Awards ($)

Donna Rayburn	$0	2017	$0	$0	$0
	$0	2016	$0	$0	$0
Officer and Director	$90,000	2015	$0	$0	$90,000	*

____________

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

OUTSTANDING EQUITY AWARDS AT 2017 FISCAL YEAR END

We do not currently have a stock option plan or any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants of stock options or other equity incentive awards have been made to any executive officer or any director since our inception; accordingly, none were outstanding at December 31, 2017.

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

Table of Content

COMPENSATION OF DIRECTORS

Our sole director does not receive any direct compensation for service on our board of directors. Any future director compensation will be determined by our compensation committee, once it is chartered.

COMPENSATION DISCUSSION AND ANALYSIS

There is currently no compensation policy in place for officers or directors of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of April 13, 2018, the number and percentage of shares of Preferred Stock and Common Stock of the Company, owned of record and beneficially, by each person known by the Company to own 5% or more of such stock, each director of the Company, and by all executive officers and directors of the Company, as a group:

Name and Address	Class	Number of Shares (1)	Percentage
Donna Rayburn (2)	Common	30,000,100	100.00%
Donna Rayburn	Preferred	-0-	0.00%
All officers and directors as a group (1 person)	Common	30,000,100	100.00%

_______________

(1)	The quantities and percentages set forth in these columns are based on 30,000,100 shares of Common Stock outstanding as of April 13, 2018. Said quantities and percentages beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any equity securities as to which the holder has sole voting power or investment power and also any shares that the holder has the right to acquire within 60 days.

(2)	Mrs. Rayburn address is 1756 Saddleback Ridge Road, Apopka, Florida 32703

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

Table of Content

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On December 31, 2013, the Company entered into three demand convertible promissory notes with related parties for an aggregate principal balance of $405,727, which each bear interest at 12% per annum and are due on demand. The notes may be converted into common stock at the lesser of (i) $.003 per share, or (ii) at a 75% discount to the previous day’s closing bid price immediately prior to the delivery of the conversion notice (the conversion price). On January 1, 2014, one of the promissory notes was amended to include accrued interest in the principal balance of the note. Pursuant to the amendment to this promissory note, the Company will reclassify all accrued interest into principal at the end of each period. During the year ended December 31, 2017, the Company received additional loans under the promissory notes of $70,000 (2016 - $35,000), made payments of $0 (2016 – $0). As at December 31, 2017, the Company owes $949,050 (2016 - $777,578) in principal.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company is not currently trading and there is no market for the stock upon conversion. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at December 31, 2017 the conversion features would not meet derivative classification.

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

Except for the transactions described above, none of our directors, officers or principal shareholders, or any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transaction, which materially affected us during the year ended December 31, 2017.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

As incurred by Markham Woods Press Publishing Company, Inc.

Audit and Accounting Fees. The Company’s auditor, Malone Bailey, LLP, Certified Public Accounting Firm (“Malone Bailey”), invoiced the Company $14,600 for professional services including out-of-pocket expenses for the annual audit and quarterly reviews for the year ended December 31, 2017. Malone Bailey invoiced the Company a total of $15,600 for professional services for the annual audit and quarterly reviews for the year ended December 31, 2016.

Tax Fees: No amounts have been billed to the Company for the preparation of tax returns for the fiscal years ended December 31, 2017.

All Other Fees. We incurred no other fees for the years ended December 31, 2017 and 2016.

Table of Content

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits

Exhibit No.	Description

(a)	Financial statements for Markham Woods Press Publishing Company, Inc. listed in the Index on page F-1 are filed as part of this Annual Report.

31.1 and 31.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

_______

* Filed Herewith

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Markham Woods Press Publishing Company, Inc.

DATE: April 13, 2018	By:	/s/ Donna Rayburn
Donna Rayburn
President, Secretary, Treasurer

Table of Content

MARKHAM WOODS PRESS PUBLISHING CO, INC.

Financial Statements

December 31, 2017

34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sole Shareholder and Board of Member of

Markham Woods Press Publishing Co, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Markham Woods Press Publishing Co, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, changes in stockholder’s deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2013.

Houston, Texas

April 10, 2018

Table of Content

MARKHAM WOODS PRESS PUBLISHING CO, INC.

Balance Sheets

	December 31, 2017	December 31, 2016

ASSETS

Current Assets
Cash	$32,142	$10,022
Total Assets	$32,142	$10,022

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current Liabilities
Accrued liabilities	$427	$2,389
Due to related parties	–	639
Convertible notes payable – related parties	949,050	777,578
Total Current Liabilities	949,477	780,606

Stockholder’s Deficit

Preferred Stock Authorized: 1,000,000 shares, par value $0.01 Issued: no shares issued	–	–
Common Stock Authorized: 200,000,000 shares, par value $0.01 Issued and Outstanding: 30,000,100 shares	300,001	300,001
Additional paid-in capital	(209,901)	(209,901)
Accumulated deficit	(1,007,435)	(860,684)

Total Stockholder’s Deficit	(917,335)	(770,584)

Total Liabilities and Stockholder’s Deficit	$32,142	$10,022

(The accompanying notes are an integral part of these financial statements)

Table of Content

MARKHAM WOODS PRESS PUBLISHING CO, INC.

Statements of Operations

	For the	For the
	Year	Year
	Ended	Ended
	December 31,	December 31,
	2017	2016

Operating expenses
General and administrative	$45,279	$31,889
Total operating expenses	45,279	31,889
Loss from operations	(45,279)	(31,889)

Other expenses
Interest expense	(101,472)	(85,103)

Total other expenses	(101,472)	(85,103)

Net loss	$(146,751)	$(116,992)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	30,000,100	30,000,100

(The accompanying notes are an integral part of these financial statements)

Table of Content

MARKHAM WOODS PRESS PUBLISHING CO, INC.

Statements of Changes in Stockholder’s Deficit

For the Years Ended December 31, 2017 and 2016

			Additional
			Paid-in		Total
	Common Stock		Capital	Accumulated	Stockholder’s
	Number	Amount	(Deficiency)	Deficit	Deficit

Balance – December 31, 2015	30,000,100	$300,001	$(209,901)	$(743,692)	$(653,592)

Net loss	–	–	–	(116,992)	(116,992)

Balance – December 31, 2016	30,000,100	300,001	(209,901)	(860,684)	(770,584)

Net loss	–	–	–	(146,751)	(146,751)

Balance – December 31, 2017	30,000,100	300,001	(209,901)	(1,007,435)	(917,335)

(The accompanying notes are an integral part of these financial statements)

Table of Content

MARKHAM WOODS PRESS PUBLISHING CO, INC.

Statements of Cash Flows

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016

Cash Flows from Operating Activities
Net loss	$(146,751)	$(116,992)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued liabilities	(1,962)	1,978
Accrued interest payable	101,472	85,103
Accounts payable – related parties	(639)	–

Net Cash Used in Operating Activities	(47,880)	(29,911)

Cash Flows from Financing Activities

Proceeds from convertible notes payable – related parties	70,000	35,000

Net Cash Provided by Financing Activities	70,000	35,000

Change in Cash	(22,120)	5,089

Cash - Beginning of Period	10,022	4,933

Cash - End of Period	$32,142	$10,022

Supplemental disclosures of cash flow information:
Interest paid	$–	$–
Income taxes paid	–	–

Non-cash financing and investing activities:
Reassignment of convertible note payable to due to related party	$–	$639
Reclassification of accrued interest to note payable	$101,472	$85,103

(The accompanying notes are an integral part of these financial statements)

Table of Content

MARKHAM WOODS PRESS PUBLISHING CO, INC.

Notes to the Financial Statements

December 31, 2017

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. The Company has a working capital deficit and has experienced negative cash flows from operations, has a history of net losses from continuing operations, and has an accumulated deficit of $1,007,435 at December 31, 2017. The Company has not generated any revenues for the fiscal periods ended December 31, 2017 or 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. The Company has funded activities to date almost exclusively from debt financings. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, issuances of debt and convertible debt instruments. While the Company believes that it will be successful in obtaining the necessary financing to fund its operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that it will succeed in its future operations. The December 31, 2017 financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	Summary of Significant Accounting Policies

a)	Basis of Presentation

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

Table of Content

MARKHAM WOODS PRESS PUBLISHING CO, INC.

Notes to the Financial Statements

December 31, 2017

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

Table of Content

MARKHAM WOODS PRESS PUBLISHING CO, INC.

Notes to the Financial Statements

December 31, 2017

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

4.	Convertible notes Payable – Related parties

On December 31, 2013, the Company entered into three demand convertible promissory notes with related parties for an aggregate principal balance of $405,727, which each bear interest at 12% per annum and are due on demand. The notes may be converted into common stock at the lesser of (i) $.003 per share, or (ii) at a 75% discount to the previous day’s closing bid price immediately prior to the delivery of the conversion notice (the conversion price). On January 1, 2014, one of the promissory notes was amended to include accrued interest in the principal balance of the note. Pursuant to the amendment to this promissory note, the Company will reclassify all accrued interest into principal at the end of each period. During the year ended December 31, 2017, the Company received additional loans under the promissory notes of $70,000 (2016 - $35,000), accrued $101,472 (2016 - $85,103) of interest and reclassified $101,472 (2016 - $85,103) of interest into principal. As at December 31, 2017, the Company owes $949,050 (2016 - $777,578) in principal.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company is not currently trading and there is no market for the stock upon conversion. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at December 31, 2017 the conversion features would not meet derivative classification.

5.	Stockholder’s Equity

Preferred stock includes 1,000,000 preferred shares authorized at a par value of $0.01, of which none are issued or outstanding.

Common stock includes 200,000,000 common shares authorized at a par value of $0.01, of which 30,000,100 are issued and outstanding.

There were no share transactions during the year ended December 31, 2017 and 2016.

6.	Income Taxes

The Company accounts for income tax benefits and liabilities under the asset-liability method of accounting. The reconciliation of the provision for income taxes at the statutory rates compared to the Company’s income tax expense as reported is as follows:

	December 31, 2017	December 31, 2016

Net loss before income taxes	$146,751	$116,992

Income tax recovery at statutory rate	$30,818	$39,777

Valuation allowance change	(30,818)	(39,777)

Provision for income taxes	$–	$–

Table of Content

MARKHAM WOODS PRESS PUBLISHING CO, INC.

Notes to the Financial Statements

December 31, 2017

Pursuant to ASC 740, the Company is required to compute tax asset benefits for non-capital losses carried forward. Potential benefit of non-capital losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the losses carried forward in future years. The Company has net operating losses carried forward of $522,977 available to offset taxable income in future years which expire in beginning in fiscal 2034. Significant components of the Company’s deferred tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	December 31, 2017	December 31, 2016

Net operating loss carry forward	$109,830	$127,917

Valuation allowance	(109,830)	(127,917)

Net deferred income tax asset	$–	$–

The Company’s ability to utilize the net operating losses are subject to the rules of Section 382 of the Internal Revenue Code. Section 382 generally restricts the use of net operating losses after an “ownership change” (generally defined as a greater than 50% change (by value) in the Company’s equity ownership over a three-year period). The Section 382 limitation is applied annually and is equal to the value of the Company’s stock on the date of the ownership change, multiplied by a designated federal long-term tax-exempt rate. The Company’s filings for all tax years are subject to inspection.

The 2017 Act reduces the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. For net operating losses (NOLs) arising after December 31, 2017, the 2017 Act limits a taxpayer’s ability to utilize NOL carry forwards to 80% of taxable income. In addition, NOLs arising after 2017 can be carried forward indefinitely, but carry back is generally prohibited. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation. The 2017 Act would generally eliminate the carry back of all NOLs arising in a tax year ending after 2017 and instead would permit all such NOLs to be carried forward indefinitely.

