Form 10-Q
period 2018-03-31
Markham Woods Press Publishing Company, Inc.
filed 2018-05-22
CIK 1649881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended March 31, 2018

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date was:

Common Stock, $0.01 par value, 30,000,100 shares issued and outstanding on May 21, 2018

DOCUMENTS INCORPORATED BY REFERENCE:

Form S-1 Registration Statement, filed May 21, 2018

FORWARD-LOOKING STATEMENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”), in particular the Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 2 herein (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give expectations or forecasts of future events. The reader can identify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. They use words such as “believe(s),” “goal(s),” “target(s),” “estimate(s),” “anticipate(s),” “forecast(s),” “project(s),” (plan(s),” “intend(s),” “expect(s),” “might,” may” and other words and terms of similar meaning in connection with a discussion of future operating, financial performance or financial condition. Forward-looking statements, in particular, include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends of operations and financial results.

Any or all forward-looking statements may turn out to be wrong, and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report. These statements are based on current expectations and current the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company’s actual results and financial condition. The reader should consider the following list of general factors that could affect the Company’s future results and financial condition.

Among the general factors that could cause actual results and financial condition to differ materially from estimated results and financial condition are:

•	The success or failure of management’s efforts to implement its business strategy

•	The ability of the Company to raise sufficient capital to meet operating requirements

•	The uncertainty of consumer demand for our services;

•	The ability of the Company to compete with major established publishers;

•	New competitors and the development of new services by new and existing competitors;

•	Absolute and relative performance of our services;

•	The effect of changing economic conditions;

•	The ability of the Company to attract and retain quality employees and management over time;

•	The current global economic climate; and

•	Other risks which may be described in future filings with the U.S. Securities and Exchange Commission (“SEC”).

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

March 31, 2018

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Markham Woods”, “we,”, “us,” “our” and the “Company” refer to Markham Woods Press Publishing Company, Inc.

3

PART I – FINANCIAL INFORMATION

Item 1 – Condensed, Consolidated Financial Statements

MARKHAM WOODS PRESS PUBLISHING COMPANY, INC.

Financial Statements (Unaudited)

March 31, 2018

4

MARKHAM WOODS PRESS PUBLISHING COMPANY, INC.

Balance Sheets

(Unaudited)

	March 31, 2018	December 31, 2017

ASSETS

Current Assets

Cash	$19,495	$32,142

Total Assets	$19,495	$32,142

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accrued liabilities	$271	$427
Convertible notes payable – related parties	977,131	949,050

Total Current Liabilities	977,402	949,477

Stockholders’ Deficit

Preferred Stock Authorized: 1,000,000 shares, par value $0.01 Issued: no shares issued	–	–
Common Stock Authorized: 200,000,000 shares, par value $0.01 Issued and Outstanding: 30,000,100 shares	300,001	300,001
Additional paid-in capital	(209,901)	(209,901)
Accumulated deficit	(1,048,007)	(1,007,435)

Total Stockholders’ Deficit	(957,907)	(917,335)

Total Liabilities and Stockholders’ Deficit	$19,495	$32,142

(The accompanying notes are an integral part of these unaudited financial statements)

MARKHAM WOODS PRESS PUBLISHING COMPANY, INC.

Statements of Operations

(Unaudited)

	For the Three	For the Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2018	2017

Operating expenses
General and administrative	$12,491	$12,078

Total operating expenses	12,491	12,078

Loss from operations	(12,491)	(12,078)

Other expenses
Interest expense	(28,081)	(23,126)

Total other expenses	(28,081)	(23,126)

Net loss	$(40,572)	$(35,204)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	30,000,100	30,000,100

(The accompanying notes are an integral part of these unaudited financial statements)

MARKHAM WOODS PRESS PUBLISHING COMPANY, INC.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017

Cash Flows from Operating Activities

Net loss	$(40,572)	$(35,204)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued liabilities	(156)	(602)
Accrued interest payable	28,081	23,126
Net Cash Used in Operating Activities	(12,647)	(12,680)

Cash Flows from Financing Activities

Proceeds from convertible notes payable – related parties	–	10,000
Net Cash Provided by Financing Activities	–	10,000

Change in Cash	(12,647)	(2,680)

Cash - Beginning of Period	32,142	10,022
Cash - End of Period	$19,495	$7,342

Supplemental disclosures of cash flow information:
Interest paid	$–	$–
Income taxes paid	–	–

Non-cash financing and investing activities:
Reclassification of accrued interest to note payable	$28,081	$23,126

(The accompanying notes are an integral part of these financial statements)

MARKHAM WOODS PRESS PUBLISHING COMPANY, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

AS OF MARCH 31, 2018

1.	Nature of Operations

Markham Woods Press Publishing Company, Inc. (the Company), incorporated and headquartered in the State of Florida as of December 6, 2006, operates as an internet based business publication under the magazine name “The Opportunist”. The Company formerly published its magazine in hard copy earning revenues from advertising and distributing the magazine at no charge from inception through the year 2011. The Company reorganized during the years 2012 and 2013 to form its current presence as an internet based publication once again attempting to enter into revenue contracts and distribute the magazine at no charge under the name “The Opportunist”.

2.	Going Concern

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. The Company has a working capital deficit and has experienced negative cash flows from operations, has a history of net losses from continuing operations, and has an accumulated deficit of $1,048,007 at March 31, 2018. The Company has not generated any revenues for the fiscal periods ended March 31, 2018 or 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. The Company has funded activities to date almost exclusively from debt financings. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, issuances of debt and convertible debt instruments. While the Company believes that it will be successful in obtaining the necessary financing to fund its operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that it will succeed in its future operations. The March 31, 2018 financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	Summary of Significant Accounting Policies

a)	Interim Financial Statements

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed on April 13, 2018, with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2017 have been omitted.

b)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and there was no impact to the financial position or results. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4.	Convertible notes Payable – Related parties

On December 31, 2013, the Company entered into three demand convertible promissory notes with related parties for an aggregate principal balance of $405,727, which each bears interest at 12% per annum and are due on demand. The notes may be converted into common stock at the lesser of (i) $.003 per share, or (ii) at a 75% discount to the previous day’s closing bid price immediately prior to the delivery of the conversion notice (the conversion price). On January 1, 2014, one of the promissory notes was amended to include accrued interest in the principal balance of the note. Pursuant to the amendment to this promissory note, the Company will reclassify all accrued interest into principal at the end of each period. During the three months ended March 31, 2018, the Company received additional loans under the promissory notes of $nil (2017 - $10,000), accrued $28,081 (2017 - $23,126) of interest and reclassified $28,081 (2017 - $23,126) of interest into principal. As at March 31, 2018, the Company owes $977,131 (December 31, 2017 - $949,050) in principal.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company is not currently trading and there is no market for the stock upon conversion. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at March 31, 2018 the conversion features would not meet derivative classification.

5.	Stockholders’ Equity

Preferred stock includes 1,000,000 preferred shares authorized at a par value of $0.01, of which none are issued or outstanding.

Common stock includes 200,000,000 common shares authorized at a par value of $0.01, of which 30,000,100 are issued and outstanding.

There were no share transactions during the three months ended March 31, 2018 and March 31, 2017.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the year ended December 31, 2017, our auditors had issued a going concern opinion. This means that our auditors believe there is substantial doubt as to whether we can continue as an ongoing business for the next twelve months.

We do not anticipate that we will generate revenues at least until we have completed and launched our online magazine website.

Plan of Operations

We believe that revenue growth and profitability can be achieved in 2019 and maintained long term since the technical characteristics of our online delivery of the magazine should be, and remain, highly cost effective, and the incremental year-over-year growth in readership, as we expand our audience base, will present the opportunity for increases in advertising revenues which outpace incremental, associated increases in expenses.

If we are not able to sell all of the shares of our common stock pursuant to our offering made under the Registration Statement filed on form S-1, May 21, 2018, (the “Offering”), we will not implement our business plan at all, except maintaining our reporting with the SEC and remain in good standing with the state of Florida. We will also need more funds if the costs of developing our online magazine website are greater than we have budgeted. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares We currently do not have any arrangements regarding the Offering or following the Offering for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain further financing, the successful development of our online magazine website, a successful marketing and promotion program, attracting and, further in the future, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. There are no assurances that we will be able to obtain further funds required for our continued operations. As widely reported, the global and domestic financial markets have been extremely volatile in recent months. If such conditions and constraints continue, we may not be able to acquire additional funds either through credit markets or through equity markets. Even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funds in place. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

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

The realization of sales revenues by the end of 2018 is important in the execution of our plan of operations. However, we cannot guarantee that we will generate such revenue. If we do not produce sufficient cash flow by the end of 2018, we may need to raise additional capital by issuing additional shares of common stock in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for operations to continue.”

Results of Operations

For the Three Months Ended March 31, 2018

For the three months ended March 31, 2018 we incurred a net loss of $40,572 compared to a net loss of $35,204 for the three months ended March 31, 2017.

Operating Expenses:

Our operating expenses for three months ended March 31, 2018 were $12,491 compared to $12,078 for the three months ended March 31, 2017.

We expect that our expenses will increase in the coming months as a result of an increase in operations as well as legal and accounting expenses associated with being a reporting company. We have budgeted that these expenses will be approximately $30,000 for fiscal 2018. We will need to raise additional funds to be able to meet these expected capital requirements, but there can be no assurance that we will be able to secure the required financing. If we are not able to raise the required financing, we will not be able to develop our business plan.

Purchase or Sale of Equipment

We have not purchased or sold, and we do not expect over the next twelve months to purchase or sell, any plants or significant equipment.

Revenues

We had no revenues for the 3 months ended March 31, 2018. We believe that we will be able to commence the marketing of our online magazine website immediately following the public launch of our completed online magazine website, which we anticipate will be ready for public launch within 6 months following the successful completion of our Offering made under the Registration Statement filed on form S-1, filed May 21, 2018, provided that we have correctly estimated the funds required to execute our business plan. We expect to begin generating revenues within the six months following the public launch of our online magazine website.

Interest Income:

The company had no interest income to report.

Net Loss:

For the three months ended March 31, 2018 we incurred a net loss of $40,572 compared to a net loss of $35,204 for the three months ended March 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2018, we had total current assets of $19,495 consisting of cash, and total current liabilities of $977,131 This compares to December 31, 2017 when our total current assets were $32,142 consisting of cash, and total current liabilities were $949,477. In the opinion of our management, additional funding is required to meet our development goals for the year ended December 31, 2018. The estimated funding we require during the next twelve months period (beginning following the successful completion of our offering per the Registration Statement filed on form S-1, May 21, 2018, the “Offering”) is between $15,000 and $25,000, which we expect to raise from the sale of our shares in our Offering. These estimated expenditures are described in detail in the Offering under the heading “Expenditures.” The length of time during which we will be able to satisfy our cash requirements depends on how quickly our company can generate revenue and how much revenue can be generated. We expect our current cash balances will be extinguished by September 30, 2018 provided we do not have any unanticipated expenses. Our estimate of needed capital is computed without taking into account any revenues from future operations, which are not assured.

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

Operational cash flow

We had operating cash outflows in the three months ended March 31, 2018 of $12,647, and $12,680 for the three months March 31, 2017. Our primary uses of cash have been for general working capital purposes. All cash we received over the reported periods has been expended in the furtherance of growing assets.

Financing cash flows

During the three months ended March 31, 2018, we had $0 borrowed from a related party investor to finance operating expenses, and had borrowed $10,000 during the three months ended March 31, 2017 from a related party investor for the same purpose. To date, we have been dependent upon such borrowings to pay ongoing expenses.

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

Going Concern

We have an accumulated deficit of $1,048,007 as of March 31, 2018 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our financial statements for the three months ended March 31, 2018 and for the years ended December 31, 2017 and 2016 include a disclosure regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business

Critical Accounting Estimates and New Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2018.

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

Recent Events

On May 21, 2018 we filed a Registration Statement on form S-1 with the Securities and Exchange Commission containing our “Preliminary Prospectus” or “Offering”.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 - Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Donna Rayburn. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2018.

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

Disclosure Controls

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

We have incurred an accumulated deficit of $1,048,007 as of March 31, 2018 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our current cash assets will be extinguished by September 30, 2018. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. If we are unable to obtain additional financing from outside sources and eventually produce enough revenues, we may be forced to sell our assets, or curtail or discontinue our operations. If this happens, you could lose all or part of your investment.

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

Our officers, who will be responsible for marketing our online magazine website to potential users, have no experience in the social media or internet industries, and have only nominal sales and marketing experience. Further, we have budgeted only $10,000 toward sales and marketing efforts for 2018, which by industry standards is a very limited amount of capital with which to launch our effort. Given the relatively small marketing budget and limited experience of our officers, there can be no assurance that such efforts will be successful. Further, if our initial efforts to create a market for our online magazine website are not successful, there can be no assurance that we will be able to attract and retain qualified individuals with marketing and sales expertise to attract subscribers to our online magazine website. Our future success will depend, among other factors, upon whether our services can be sold at a profitable price and the extent to which consumers acquire, adopt, and continue to use them. There can be no assurance that our online magazine website will gain wide acceptance in its targeted markets or that we will be able to effectively market our services.

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

Our success is dependent in part upon the accuracy of our management’s estimates of our future cost expenditures for legal and accounting services (including those we expect to incur as a publicly reporting company), for online magazine website marketing and development expenses, and for administrative expenses, which management estimates to be approximately between $15,000 and $20,000 during fiscal 2018. If such estimates are erroneous or inaccurate, or if we encounter unforeseen costs, we may not be able to carry out our business plan, which could result in the failure of our business and the loss of your entire investment.

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

Once our Registration Statement filed May 21, 2018 on form S-1 is declared effective, we will file periodic reports with the Securities and Exchange Commission through December 31, 2018 as required under Section 15(d) of the Securities Exchange Act of 1934. At or prior to December 31, 2018, we intend voluntarily to file a registration statement on Form 8A which will subject us to all of the reporting requirements of the 1934 Act. This will require us to file quarterly and annual reports with the SEC and will also subject us to the proxy rules of the SEC. In addition, our officers, directors and 10% stockholders will be required to submit reports to the SEC on their stock ownership and stock trading activity. We are not required under Section 12(g) or otherwise to become a mandatory 1934 Act filer unless we have more than 500 shareholders and total assets of more than $10 million on December 31, 2018. If we do not file a registration statement on Form 8A at or prior to December 31, 2018, we will continue as a reporting company and will not be subject to the proxy statement requirements of the 1934 Act, and our officers, directors and 10% stockholders will not be required to submit reports to the SEC on their stock ownership and stock trading activity.

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

If you purchase shares of our common stock sold pursuant to our “Offering” made under our Registration Statement filed on form S-1, on May 21, 2018, you may not be able to resell the shares in a certain state unless and until the shares of our common stock are qualified for secondary trading under the applicable securities laws of such state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in such state. There can be no assurance that we will be successful in registering or qualifying our common stock for secondary trading, or identifying an available exemption for secondary trading in our common stock in every state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, our common stock in any particular state, the shares of common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the market for the common stock will be limited which could drive down the market price of our common stock and reduce the liquidity of the shares of our common stock and a stockholder’s ability to resell shares of our common stock at all or at current market prices, which could increase a stockholder’s risk of losing some or all of his investment.

If quoted, the price of our common stock may be volatile, which may substantially increase the risk that you may not be able to sell your shares at or above the price that you may pay for the shares.

Even if our shares are quoted for trading on the Over-The-Counter Bulletin Board following the successful completion of the offering per the Registration Statement filed on form S-1, May 21, 2018, and a public market develops for our common stock, the market price of our common stock may be volatile. It may fluctuate significantly in response to the following factors:

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

As of March 31, 2018, our executive officer and director beneficially owns 30,000,100 shares of our common stock in the aggregate, or 100% of our issued and outstanding common stock. Ms. Donna Rayburn, our President and director, owns 100% of our issued and outstanding common stock. Following our Registration Statement filed on form S-1, May 21, 2018 being declared effective, and subsequent to the successful completion of the “Offering”, if:

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

We arbitrarily determined the price of the shares of our common stock to be sold pursuant to our prospectus, and such price does not reflect the actual market price for the securities. Consequently, there is an increased risk that you may not be able to resell our common stock at the price you bought it for.

The initial offering price of $0.04 per share of the common stock offered pursuant to the Registration Statement filed on form S-1, May 21, 2018, once declared “Effective” (the “Offering”), was determined by us arbitrarily. The price is not based on our financial condition or prospects, on the market prices of securities of comparable publicly traded companies, on financial and operating information of companies engaged in similar activities to ours, or on general conditions of the securities market. The price may not be indicative of the future market price, if any, for our common stock in the trading market. If the market price for our stock drops below the price which you paid in the Offering, you may not be able to resell out common stock at the price for which you bought it.

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

We are authorized to issue up to 200,000,000 shares of common stock, of which 30,000,100 shares are issued and outstanding as of the date of this filing. Once our Offering is declared effective, we will issue up to 1,500,000 shares of our common stock pursuant to the successful completion of our “Offering” per the Registration Statement filed on form S-1, May 21, 2018. Our Board of Directors has the authority, without the consent of any of our stockholders, to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges attached to such shares. The sale of our common stock pursuant to this Offering, and any future additional issuances of our common stock will result in immediate dilution to our existing shareholders’ interests, which may have a dilutive impact on our existing shareholders, and could negatively affect the value of your shares.

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

As of March 31, 2018, there has been no additional issuances of unregistered securities of the Company.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Non-applicable

ITEM 5 – OTHER INFORMATION

SUBSEQUENT EVENTS

None.

ITEM 6 – EXHIBITS

Exhibit (a)	Form S-1 Registration Statement, filed May 21, 2018

Exhibit 31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

Markham Woods Press Publishing Company, Inc.
(Registrant)

Date: May 21, 2018	By:	/s/ Donna Rayburn
Donna Rayburn
President and Treasurer

