Form 10-Q
period 2018-06-30
Markham Woods Press Publishing Company, Inc.
filed 2018-08-01
CIK 1649881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

or

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

Common Stock, $0.01 par value, 30,000,100 shares issued and outstanding on August 1, 2018

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

June 30, 2018

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Markham Woods”, “we,”, “us,” “our” and the “Company” refer to Markham Woods Press Publishing Company, Inc.

3

PART I – FINANCIAL INFORMATION

Item 1 – Condensed, Consolidated Financial Statements

MARKHAM WOODS PRESS PUBLISHING CO, INC.

Financial Statements (Unaudited)

June 30, 2018

4

MARKHAM WOODS PRESS PUBLISHING CO, INC.

Balance Sheets

(Unaudited)

	June 30, 2018	December 31, 2017

ASSETS

Current Assets

Cash	$2,915	$32,142

Total Assets	$2,915	$32,142

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accrued liabilities	$178	$427
Convertible notes payable – related parties	1,006,365	949,050

Total Current Liabilities	1,006,543	949,477

Stockholders’ Deficit

Preferred Stock Authorized: 1,000,000 shares, par value $0.01 Issued: no shares issued	–	–
Common Stock Authorized: 200,000,000 shares, par value $0.01 Issued and Outstanding: 30,000,100 shares	300,001	300,001
Additional paid-in capital	(209,901)	(209,901)
Accumulated deficit	(1,093,728)	(1,007,435)

Total Stockholders’ Deficit	(1,003,628)	(917,335)

Total Liabilities and Stockholders’ Deficit	$2,915	$32,142

(The accompanying notes are an integral part of these unaudited financial statements)

MARKHAM WOODS PRESS PUBLISHING CO, INC.

Statements of Operations

(Unaudited)

	For the	For the	For the	For the
	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Operating expenses
General and administrative	$28,978	$29,600	$16,487	$17,522

Total operating expenses	28,978	29,600	16,487	17,522

Loss from operations	(28,978)	(29,600)	(16,487)	(17,522)

Other expenses
Interest expense	(57,315)	(48,079)	(29,234)	(24,953)

Total other expenses	(57,315)	(48,079)	(29,234)	(24,953)

Net loss	$(86,293)	$(77,679)	$(45,721)	$(42,475)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	30,000,100	30,000,100	30,000,100	30,000,100

(The accompanying notes are an integral part of these unaudited financial statements)

MARKHAM WOODS PRESS PUBLISHING CO, INC.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017

Cash Flows from Operating Activities

Net loss	$(86,293)	$(77,679)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued liabilities	(249)	(2,088)
Accrued interest payable	57,315	48,079

Net Cash Used in Operating Activities	(29,277)	(31,688)

Cash Flows from Financing Activities

Proceeds from convertible notes payable – related parties	–	35,000

Net Cash Provided by Financing Activities	–	35,000

Change in Cash	(29,277)	3,312

Cash - Beginning of Period	32,142	10,022

Cash - End of Period	$2,915	$13,334

Supplemental disclosures of cash flow information:
Interest paid	$–	$–
Income taxes paid	–	–

Non-cash financing and investing activities:
Reclassification of accrued interest to note payable	$57,315	$48,079

(The accompanying notes are an integral part of these unaudited financial statements)

MARKHAM WOODS PRESS PUBLISHING COMPANY, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2018

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. The Company has a working capital deficit and has experienced negative cash flows from operations, has a history of net losses from continuing operations, and has an accumulated deficit of $1,093,728 at June 30, 2018. The Company has not generated any revenues for the fiscal periods ended June 30, 2018 or 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. The Company has funded activities to date almost exclusively from debt financings. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, issuances of debt and convertible debt instruments. While the Company believes that it will be successful in obtaining the necessary financing to fund its operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that it will succeed in its future operations. The June 30, 2018 financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

4.	Convertible notes Payable – Related parties

On December 31, 2013, the Company entered into three demand convertible promissory notes with related parties for an aggregate principal balance of $405,727, which each bear interest at 12% per annum and are due on demand. The notes may be converted into common stock at the lesser of (i) $.003 per share, or (ii) at a 75% discount to the previous day’s closing bid price immediately prior to the delivery of the conversion notice (the conversion price). On January 1, 2014, one of the promissory notes was amended to include accrued interest in the principal balance of the note. Pursuant to the amendment to this promissory note, the Company will reclassify all accrued interest into principal at the end of each period. During the six months ended June 30, 2018, the Company received additional loans under the promissory notes of $nil (2017 - $35,000), accrued $57,315 (2017 - $48,079) of interest and reclassified $57,315 (2017 - $48,079) of interest into principal. As of June 30, 2018, the Company owes $1,006,365 (December 31, 2017 - $949,050) in principal.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company is not currently trading and there is no market for the stock upon conversion. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at June 30, 2018 the conversion features would not meet derivative classification.

5.	Stockholders’ Equity

Preferred stock includes 1,000,000 preferred shares authorized at a par value of $0.01, of which none are issued or outstanding.

Common stock includes 200,000,000 common shares authorized at a par value of $0.01, of which 30,000,100 are issued and outstanding.

There were no share transactions during the six months ended June 30, 2018 and 2017.

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

Results of Operations

For the Three and Six Month Periods Ending June 30, 2018

For the three months ended June 30, 2018 we incurred a net loss of $45,721 compared to a net loss of $42,475 for the three months ended June 30, 2017.

For the six months ended June 30, 2018 we incurred a net loss of $86,293 compared to a net loss of $77,679 for the six months ended June 30, 2017.

Operating Expenses:

Our operating expenses for three months ended June 30, 2018 were $16,487 compared to $17,522 for the three months ended June 30, 2017.

Our operating expenses for six months ended June 30, 2018 were $28,978 compared to $29,600 for the six months ended June 30, 2017.

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

Revenues

We had no revenues for the 6 months ended June 30, 2018. We believe that we will be able to commence the marketing of our online magazine website immediately following the public launch of our completed online magazine website, which we anticipate will be ready for public launch within 6 months following the successful completion of our Offering made under the Registration Statement filed on form S-1, filed May 21, 2018, provided that we have correctly estimated the funds required to execute our business plan. We expect to begin generating revenues within the six months following the public launch of our online magazine website.

Interest Income:

The company had no interest income to report.

Net Loss:

For the three months ended June 30, 2018, we incurred a net loss of $45,721 compared to a net loss of $42,475 for the three months ended June 30, 2017.

Net Loss was $86,293 for the six months ended June 30, 2018 and we had a net loss of $77,679 for the six months ended June 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2018, we had total current assets of $2,915 consisting of cash, and total current liabilities of $1,006,543 This compares to December 31, 2017 when our total current assets were $32,142 consisting of cash, and total current liabilities were $949,477. In the opinion of our management, additional funding is required to meet our development goals for the year ended December 31, 2018. The estimated funding we require during the next twelve months period (beginning following the successful completion of our offering per the Registration Statement filed on form S-1, May 21, 2018, the “Offering”) is between $15,000 and $25,000, which we expect to raise from the sale of our shares in our Offering. These estimated expenditures are described in detail in the Offering under the heading “Expenditures.” The length of time during which we will be able to satisfy our cash requirements depends on how quickly our company can generate revenue and how much revenue can be generated. We expect our current cash balances will be extinguished by September 30, 2018 provided we do not have any unanticipated expenses. Our estimate of needed capital is computed without taking into account any revenues from future operations, which are not assured.

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

Operational cash flow

We had operating cash outflows in the six months ended June 30, 2018 of $29,277, and $31,688 for the six months ended June 30, 2017. Our primary uses of cash have been for general working capital purposes. All cash we received over the reported periods has been expended in the furtherance of growing assets.

Financing cash flows

During the six months ended June 30, 2018, we had $0 borrowed from a related party investor to finance operating expenses, and had borrowed $35,000 during the six months ended June 30, 2017 from a related party investor for the same purpose. To date, we have been dependent upon such borrowings to pay ongoing expenses.

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

Going Concern

We have an accumulated deficit of $1,093,728 as of June 30, 2018 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our financial statements for the six months ended June 30, 2018 and for the years ended December 31, 2017 and 2016 include a disclosure regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business

Critical Accounting Estimates and New Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2018.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 - Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Donna Rayburn. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2018.

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

We have incurred an accumulated deficit of $1,093,728 as of June 30, 2018 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our current cash assets will be extinguished by September 30, 2018. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. If we are unable to obtain additional financing from outside sources and eventually produce enough revenues, we may be forced to sell our assets, or curtail or discontinue our operations. If this happens, you could lose all or part of your investment.

We are in an early stage of development. If we are not able to develop out business as anticipated, we may not be able to generate revenues or achieve profitability and you may lose your investment.

We were incorporated on December 6, 2006. Our online magazine website, which we intend to be our sole vehicle for generating revenues, is incomplete. We have no customers, and we have not earned any revenues to date. Our business prospects are difficult to predict because of our limited operating history, early stage of development, and unproven business strategy. Our primary business activities will be focused on the development of our online magazine website. Although we believe that our business plan has significant profit potential, we may not attain profitable operations and our management may not succeed in realizing our business objectives. If we are not able to develop out business as anticipated, we may not be able to generate revenues or achieve profitability and you may lose your investment.

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

As of June 30, 2018, our executive officer and director beneficially owns 30,000,100 shares of our common stock in the aggregate, or 100% of our issued and outstanding common stock. Ms. Donna Rayburn, our President and director, owns 100% of our issued and outstanding common stock. Following our Registration Statement filed on form S-1, May 21, 2018 being declared effective, and subsequent to the successful completion of the “Offering”, if:

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

As of June 30, 2018, there has been no additional issuances of unregistered securities of the Company.

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

_______________

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

Markham Woods Press Publishing Company, Inc.
(Registrant)

Date: August 1, 2018	By:	/s/ Donna Rayburn
Donna Rayburn
President and Treasurer

